Form 10-K
period 2023-06-30
IBEX Ltd
filed 2023-09-13
CIK 1720420

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
-_________________________
Form 10-K
_________________________
(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2023
OR
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________
Commission File Number 001-38442

-_______________________
IBEX LIMITED
(Exact name of Registrant as specified in its charter)

Bermuda		00-0000000
(State or Other Jurisdiction of Incorporation or Organization)		(I.R.S. Employer Identification No.)

1717 Pennsylvania Avenue NW, Suite 825,
Washington, DC		20006
(Address of Principal Executive Offices)		(Zip Code)
(202) 580-6200
(Registrant’s Telephone Number, Including Area Code)
Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common shares, par value of $0.0001	IBEX	Nasdaq Global Market

Securities Registered Pursuant to Section 12(g) of the Act:
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

☐	Yes	☒	No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

☐	Yes	☒	No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒	Yes	☐	No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

☒	Yes	☐	No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐	Yes	☒	No
As of December 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, there were 18,298,123 common shares outstanding. The aggregate market value of the registrant’s voting and non-voting common equity that was held by non-affiliates on such date was approximately $289.4 million based on the closing sale price of the registrant’s common shares on such date as reported on the Nasdaq Global Market.
The registrant had outstanding 18,303,853 common shares as of September 1, 2023.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of our definitive proxy statement relating to our next Annual Meeting of Stockholders are incorporated herein by references in Part III of this Annual Report on Form 10-K to the extent stated herein. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of our fiscal year ended June 30, 2023.

IBEX LIMITED

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K (“Form 10-K”) contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995, relating to our operations, expected financial position, and other business matters that are based on our current expectations, assumptions, and projections with respect to the future, and are not a guarantee of performance. Forward-looking statements provide management’s current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements may include words such as “anticipate,” “believe,” “budgeted,” “contemplate,” “estimate,” “expect,” “forecast,” “guidance,” “may,” “outlook,” “plan,” “projection,” “should,” “target,” “will,” “would” and other words, the negative forms of such words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. Such forward-looking statements involve known and unknown risks, uncertainties, assumptions, and other important factors that could cause our actual results, performance or achievements or industry results, to differ materially from historical results or any future results, performance or achievements expressed, suggested, or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to statements about:
•Our ability to attract new business and retain key clients;
•Our profitability based on our utilization, pricing and managing costs;
•The potential for our clients or potential clients to consolidate;
•Our clients deciding to enter into or further expand their insourcing activities and current trends toward outsourcing services may reverse;
•Our ability to manage our international operations, particularly in the Philippines, Jamaica, Pakistan and Nicaragua;
•Our ability to anticipate, develop and implement information technology solutions that keep pace with evolving industry standards and changing client demands;
•Our ability to recruit, engage, motivate, manage and retain our global workforce;
•Our ability to comply with applicable laws and regulations, including those regarding privacy, data protection and information security, employment and anti-corruption;
•The effect of cyberattacks or cybersecurity vulnerabilities on our information technology systems; and
•Our ability to realize the anticipated strategic and financial benefits of our relationship with Amazon.
We derive many of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. We caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. Important factors that could cause actual results to differ materially from our expectations, or cautionary statements, are disclosed under “Risk Factors” in this Form 10-K. All written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements as well as other cautionary statements that are made from time to time in our other filings with the United States Securities and Exchange Commission (“SEC”) and public communications. You should evaluate all forward-looking statements made in this Form 10-K in the context of these risks and uncertainties.
We caution you that the important factors referenced above may not contain all of the factors that are important to you. In addition, we cannot assure you that we will realize the results or developments we expect or anticipate or, even if substantially realized, that they will result in the consequences or affect us or our operations in the way we expect. The forward-looking statements included in this Form 10-K are made only as of the date hereof. We undertake no obligation to update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.
RISK FACTORS SUMMARY
The following is a summary of the material risks and uncertainties that could adversely affect our business, financial condition, and results of operations (including revenue, profitability and cash flows). This summary is qualified in its entirety by reference to the more detailed descriptions of the risks and uncertainties included in Part I, Item 1A Risk Factors, and you should read this summary together with those more detailed descriptions.

Business Risks
•Our business is dependent on key clients;
•Our profitability largely depends on maintaining efficient asset utilization levels, pricing our solutions appropriately, and managing costs, particularly through our contracts with customers;
•We must comply with the quality standards required by our clients under our agreements;
•Our clients or potential clients may consolidate or enter into or further expand insourcing activities in the future, and current trends toward outsourcing services and/or outsourcing activities may reverse;
•We may be unable to continue to anticipate our clients’ needs by adapting to market and technology trends or to successfully convert visitors to our customer acquisition websites into purchasers or subscribers;
•We face risks related to future acquisitions of other companies in pursuit of growth;
•We must adequately protect our intellectual property and proprietary information;
Financial, Accounting and Economic Risks
•We may not be able to fund our working capital requirements and new investments;
•Our operating results may fluctuate from quarter to quarter due to various factors;
•We may be impacted by unfavorable economic conditions;
•Clients that represent a large portion of our accounts receivable balance may be unable or unwilling to pay such balances in a timely manner;
•Our existing debt covenants may affect our flexibility in operating, developing and expanding our business;
•If our goodwill or intangible assets become impaired, we could be required to record a significant charge to earnings;
•Our ability to use our U.S. net operating loss carry forwards may be subject to limitation;
Operations Risk

•Our business relies heavily on technology, telephone and computer systems as well as third-party telecommunications providers;
•We may be unable to effectively adopt Artificial Intelligence into our offerings;
•Our business is heavily dependent upon our international operations, particularly in the Philippines, Jamaica, Pakistan and Nicaragua;
•We rely on the attraction, retention, and motivation of qualified senior management, employees, and agents to support our success and operations;
•Natural events, health epidemics (including the outbreak of COVID-19), wars, widespread civil unrest, terrorist attacks and other acts of violence involving any of the countries in which we or our clients have operations could adversely affect our operations and client confidence;
•Fluctuations against the U.S. dollar in the local currencies in the countries in which we operate could have a material effect on our results of operations;
•We depend upon internet search engines to attract a significant portion of the consumers who visit our customer acquisition websites, and we would be harmed if we are unable to advertise on search engines on a cost-effective basis;
•We have entered into certain related-party transactions and may continue to rely on related parties for certain key development and support activities;
•Our facilities operate on leasehold property, and our inability to renew our leases on commercially acceptable terms or at all may adversely affect our results of operations.
Legal and Regulatory Risks
•Our global operations and customers expose us to numerous legal and regulatory requirements;
•Unauthorized or improper disclosure of personal information, breach of privacy, whether inadvertent or as the result of a cyber-attack or improperly by our employees, could result in liability and harm us;
•Others could claim that we infringe on their intellectual property rights or violate contractual protections;

Risks Related to Being Incorporated in Bermuda
•We may be impacted by tax matters, new legislation, and actions by taxing authorities;
•We may become subject to taxes in Bermuda after 2035;
•Bermuda law differs from the laws in effect in the United States and may afford less protection to holders of our common shares;
•Any U.S. or other foreign judgments against us may be difficult to enforce against us in Bermuda;
Risks Related to Our Common Shares
•We are a “controlled company” within the meaning of the rules of Nasdaq and, as a result, qualify for, and intend to rely on, exemptions from certain corporate governance requirements;
•Our largest shareholder, The Resource Group International Limited, and its major shareholder, TRG Pakistan Limited, have substantial control over us;
•The anticipated strategic and financial benefits of our relationship with Amazon may not be realized;
•Our future earnings and earnings per share could be adversely impacted by the Amazon Warrant and if Amazon exercises its right to acquire our common shares pursuant to the Amazon Warrant, it will dilute the ownership interests of our then-existing shareholders and could adversely affect the market price of our common shares;
•We are an emerging growth company, and the reduced disclosure requirements applicable to emerging markets growth companies may make our common shares less attractive to investors;
•The transition from foreign private issuer to U.S. domestic issuer status effective from July 1, 2023, requires us to comply with the U.S. domestic reporting requirements under the Exchange Act and will result in significant additional compliance activity and likely increased costs and expenses;
•Our results of operations and the price of our common shares could be adversely affected if we are unable to maintain effective control over financial reporting:
•Certain U.S. holders of our common shares may suffer adverse U.S. tax consequences if we are characterized as a passive foreign investment company;
•A significant portion of our total outstanding shares may be sold into the market in the near future, causing a decrease in the market price of our common shares;
•We have the ability to issue preferred shares without shareholder approval; and
•We may not pay any dividends. Accordingly, investors may only realize future gains on their investments if the price of their common shares increases, which may never occur.
AVAILABLE INFORMATION
The Company is subject to the reporting and information requirements of the Exchange Act, and as a result, it is obligated to file annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, as well as proxy and information statements and other information with the SEC. The Company makes these filings available free of charge on its website (https://www.ibex.co) as soon as reasonably practicable after it electronically files them with, or furnishes them to, the SEC. Information on the Company’s website does not constitute part of this Form 10-K. In addition, the SEC maintains a website (http://www.sec.gov) that contains the reports and other information the Company electronically files with, or furnishes to, the SEC.

PART I
Unless otherwise indicated or the context otherwise requires, all references in this Form 10-K to the terms “ibex,” “IBEX,” “IBEX Limited,” the “Company,” “we,” “us,” and “our” refer to IBEX Limited and our wholly-owned subsidiaries for all periods presented in this Form 10-K.
ITEM 1.    BUSINESS
Company Overview
Ibex is a leading provider in global business process outsourcing and end-to-end customer engagement technology solutions that helps drive extraordinary customer experiences (“CX”) for the world’s most recognized brands. We combine our strong heritage of delivering world-class CX operations delivery with best-in-class services and solutions that span omnichannel customer engagement and support, digital marketing and customer experience management to help our clients measure customer sentiment and deliver a superior CX to their end-customers.
Leveraging our proprietary technology platform, company culture and operational excellence, ibex helps more than 130 clients create innovative and differentiated customer experiences to help increase loyalty, enhance brand awareness and drive revenue in an era of rapid change and digital transformation.
Our Service Offerings
The services we provide for clients are digital and traditional omni-channel capabilities. We have designed a differentiated suite of digital and operational solutions meant to seamlessly manage interactions throughout the phases of the customer lifecycle, across multiple channels, customized to a client’s specific needs.
Our services cover three areas: Digital & Omni-Channel Customer Experience (ibex Connect), Digital Marketing and E-Commerce (ibex Digital) and Digital CX surveys and analytics (ibex CX).
•ibex Connect
Our Connect business lies at the core of our offerings and generates the majority of the Company’s revenue. This business unit delivers differentiated customer service (assisting our clients’ customers with information about our clients’ and their products or services), technical support (providing specialized teams to provide information, assistance and technical guidance to our clients’ customers on a specific product or service), revenue generation (upselling and cross selling) and other value-added outsourced back office services (finance and accounting, marketing support, sales operations, and human resources administration) to our clients. We deploy these capabilities through a true omni-channel CX model, which integrates voice, email, chat, SMS, social media and other communication applications.
•ibex Digital
Our ibex Digital suite of solutions works with consumer-facing businesses to help them build, grow and scale technology-driven customer acquisition solutions, while helping drive digital transformation. We offer digital marketing, e-commerce technology, and platform solutions for some of the largest and fastest growing brands, helping them build new customer acquisition channels, increase acquired customers, and often do both at a reduced cost.
•ibex CX
Our CX business measures, monitors and manages our clients’ holistic customer experiences. By offering a 360-degree CX approach, our clients can harness the power of the data and customer feedback to differentiate themselves within today’s “customer expectation economy.” We enable our clients to improve retention of their customers, identify and manage service issues in real time, predict future behavior and outcomes, derive impact analysis scenarios and assign “action plans” throughout the enterprise.

Our Culture

Ibex is built around an agent-first culture, developed and delivered through a combination of branded sites, technology-enabled recruiting and hiring, geographically and culturally specific benefits, and world-class employee engagement. Ibex offers a unique employee experience that includes a full range of activities and events for employees year-round, including annual employee VIP events, ibex Idol global talent competition, ibex Sirens beauty pageant celebrating LGBTQIA+ employees, Customer Service Week and ongoing employee wellness programs. This culture resonates with our employees across the globe, where we score an Employee Net Promoter Score (“eNPS”) of 68, and externally, where we have been recognized as:

•2023 Philippines Best Employer Brand Award – Philippines Leadership Congress and Awards
•2023 America's Greatest Workplaces for Diversity – Newsweek
•2023 Philippines’ Best Employers – Philippine Daily Inquirer/Statista
•Best BPO and Gender Diversity and Inclusivity in Pakistan – Pakistan Software Houses Association (P@SHA) ICT Awards 2022
•Best Place to Work in Nicaragua 2020, 2021, 2022 – Great Place to Work
•Best Place to Work for Women in Central America and Caribbean 2021 & 2022 – Great Place to Work

Our Technology
The foundation for ibex service offerings is our WaveX technology platform. WaveX is a differentiated suite of digital and technology solutions designed to power enhanced agent interactions, exceptional client CX, and overall better performance. Our technology helps clients drive insights and manage interactions across their entire customer journey. We believe this capability allows us to provide innovative, automated and customizable solutions to our clients more efficiently versus a pure labor arbitrage-based delivery model.

Our Business Insights

Ibex’s WaveX technology and analytics insight platform suite improves customer interactions, customer insights, contact center performance and client outcomes. These solutions are deployed across more than 90 client engagements, where we deliver enhanced analytics and insights and process improvements across recruiting, hiring, training, management, and customer experience.

Our Flexible Operating Delivery Model

Our global delivery model is built on onshore (continental United States), nearshore (Nicaragua, Honduras and Jamaica) and offshore (Philippines and Pakistan) customer experience delivery centers, and includes a unique ability to support work-at-home capabilities in any region. We operate in the following geographies for our service offerings:
Customer Engagement
We operate 31 delivery centers located in the United States, Philippines, Jamaica, Nicaragua, Pakistan, and Honduras. As of June 30, 2023, we have approximately 24,000 agents across these centers.
Customer Acquisition
We operate four acquisition-focused Centers of Excellence, one in Jamaica, one in the Philippines, and two in Pakistan, which are focused on customer acquisition on behalf of our clients. As of June 30, 2023, the number of agents dedicated to customer acquisition was more than 200.

Customer Experience Technology Solutions
We deliver our CX technology solutions to our clients primarily through a cloud-based delivery model. Our Analytics solution is an add-on solution, which includes technology such as omni-channel speech analytics utilizing artificial intelligence (AI) along with business analysts who provide various insights.
Driven by our position in the digital-first market, in the last three fiscal years, we have experienced over 55% growth in our on-site nearshore and offshore capacity while shrinking our domestic on-site capacity by almost half. As of June 30, 2023, 94% of our total on-site capacity resides in our high-growth high margin nearshore and offshore markets, which are ideally placed for clients who are either digital-first or those who are digitally transforming their business.
Our Strategic Approach
Our strategy is to place a high priority on delivering great customer experiences across the customer lifecycle and to focus on clients who view CX as a competitive differentiator. We have transformed our business from a traditional business process outsourcer (BPO) of commoditized call center support to a technology-led provider and partner of choice.
Companies are looking for enhanced solutions beyond pure labor arbitrage. They require partners that can enhance their brand and customer loyalty. Key attributes include tech-led solutions, a highly connected culture and superior level of employee engagement, elevated branding, and a fast and effective path to operational proficiency. Our approach focuses on high growth clients that are experiencing increased demand for their products and services. In addition, we serve companies that are transforming their CX to a digital-first model. These target clients are looking for partners that can deliver a digital-first experience to their customers, while enhancing their brand and customer loyalty, at scale. We call this BPO 2.0, and believe ibex is at the forefront of delivering these differentiated solutions at scale across our geographies.
Our growth strategy is predicated on four growth pillars.
1.the ability to harness innovative technology that creates increased efficiencies for our business and our clients’ business
2.our strong track record of delivering best-in-class operations
3.a high-performing company culture that breeds expertise and real-world knowledge amongst a very talented employee base and
4.a customer-devoted mentality that breeds loyalty and long-term relationships. This loyalty is evidenced by the extended relationships we have with our customers.
Together, they serve as the catalyst for delivering business solutions that help our clients as they tackle their toughest business challenges, while providing differentiated and real-time experiences for their end-customers.
Our growth model is designed to deploy a “land and expand” approach where we win a client, outperform and subsequently enhance the partnership scope with these clients. Typically, we will launch in one center with one service, such as customer engagement. Our goal is then to “expand” with additional services or new geographies where we operate for our clients. We also maintain an acquisition strategy that targets situations in which it is optimal to acquire versus build. We expect to primarily focus on adding additional omni-channel capabilities, providing access to new geographies and acquiring technologies that further differentiate our solutions.
The breadth of our capabilities, our ability to deliver a superior experience to our clients and our global delivery capabilities have allowed us to successfully land new clients and then expand our wallet share with them over time.
Our Clients
We seek to partner with growing companies with emerging brands to help drive their customer engagement in ways that can revolutionize the way consumers connect and invest in their brands of choice harnessing the power of technology. These brands span across e-commerce, retail, FinTech, HealthTech, streaming content, ride sharing and hospitality. We also serve large Fortune 500 companies with very established brands. Our clients fit primarily within two categories:
New Economy Companies. The first category of clients is digitally driven “disruptors.” We refer to these clients as the “New Economy” companies. They tend to be faster-growing brands in high-growth industry verticals, such as (but not limited to) technology, e-commerce and consumer services. Our service offering to our New Economy clients is designed to meet the needs for new economy verticals and high-growth requirements, with a focus on launch, speed-to-performance, and scale. While many of these New Economy clients are smaller, fast-growing companies, there are several Fortune 500 companies within this group, such as Amazon and one of the leading ride-sharing companies in the United States. The success of our New Economy initiative with high-growth technology, e-commerce and consumer services clients is a key driver in the increase of our revenue from non-voice channels, and, as a result, has a positive effect on our profitability with their growth trajectory and greater propensity for these clients to leverage digital forms of service delivery.

Blue Chip Companies. The second category is made up of mostly Fortune 500 brands, across a broad range of industries, such as telecommunications, cable, financial services, and healthcare, which have large customer bases and rely on outsourced providers to maximize customer retention and improve customer expansion. We refer to these clients as “blue chip” companies. Increasingly, clients in this category look to us as a nimble provider offering differentiated services as they face challenges in the wake of digital disruption. We apply our execution expertise and end-to-end CX technology suite to help enable these clients adapt in a changing environment that requires a different type of customer experience for digital-native consumers.

Within these two categories of companies, our core focus is on winning and growing partnerships with those clients we refer to as BPO 2.0 clients – those companies focused on providing amazing experiences to their customers, while enhancing their brand and customer loyalty, at scale, focusing on digital-first and integrated omni-channel delivery. Our BPO 2.0 clients won since 2016 have grown at a 68% compounded annual growth rate (“CAGR”) and comprised 77% of our consolidated revenue in the fiscal year ended June 30, 2023.

Our success leveraging and embedding our WaveX technology and analytics insight platform suite across client engagements enhances and strengthens the nature of our client relationships. This is evidenced both by our high client retention rates, as well as our client Net Promoter Score (“NPS”) of 68.
Our contracts with clients generally take the form of a master services agreement, which is a framework agreement that is then supplemented by one or more statements of work. Our master services agreements specify the general terms applicable to the services we provide. Our statements of work specify the specific services to be provided and associated performance metrics and pricing.
Industry Overview and Trends
Historically, the industry was premised on labor arbitrage and cost. Offshoring of work to markets like India and the Philippines was driven primarily by the cost advantages those markets provided. Today, our business is experiencing significant growth with clients that require best-in-class performance and differentiated value propositions. Several trends are driving growth and transformation in the outsourced customer interactions market.
The BPO industry is undergoing a paradigm shift with Blue Chip clients pivoting toward technology-enabled marketplaces supporting an increasingly digitally native consumer base. This represents a key area for ibex to continue to capture market share.
These Blue Chip companies are reacting to this shifting landscape with a relentless focus on CX. They view their customer contact center providers as essential partners and an extension of their brand rather than a cost center to manage customer interaction. As a result, they are often moving away from their incumbent legacy providers to find service providers that can deliver better and differentiated customer support. They are not just looking for labor to manage contacts, but rather they are looking for great customer experiences.
In addition to clients in mature industries, emerging industries in the technology and consumer services sectors are changing the mix of solutions, channels and delivery locations. We believe that participants that offer a flexible, technology-oriented, and integrated solution will be best positioned to address the following key industry trends:
1.A Dramatic Prioritization of CX – As brands recognize that digital feedback mechanisms, such as social media, can rapidly impact brand perception in a positive or negative manner, the importance of delivering an exceptional customer experience has become a top priority for companies.
2.Consumer Centricity & Customer Lifetime Value (LTV) – Customer expectations and behaviors are changing dramatically. Enabled by immediate feedback channels, consumers expect that enterprises will meet their needs and preferences instantaneously in return for brand loyalty and greater share of customer spend. Accordingly, enterprises and brands are more focused on understanding their consumers’ needs and developing business models that hinge on maximizing customer lifetime value. In turn, they are demanding outsourced customer engagement partners that can deliver customer-centric solutions in an omni-channel manner that maximizes customer retention.
3.Outsourcing Across the Operational Value Chain – Enterprises are more frequently relying on outsourced providers to address their needs across the entire customer lifecycle. Many companies, especially in the HealthTech, FinTech and utilities space, are increasingly relying on the expertise of external providers to deliver cost savings, ensure compliance, drive performance enhancements, and offer technology suites that serve to improve overall CX while allowing the brand to focus on their core products and competencies. Mature companies seek to digitally transform their current operations to meet the demands of the digital economy and diversify their capabilities. Companies in emerging sectors outsource due to their limited experience and/or resources to manage increasing volumes of customer interactions, and in order to drive new customer demand, scale operations, optimize costs, protect their brand investment, and accelerate profitability.
4.Rise of Omni-Channel to Drive Consumer Centricity − Customer expectations and behaviors are changing dramatically with the evolution of technology such as smart phones, tablets and social media. This has accelerated the speed of consumer interaction with brands. Consumers expect the brands to meet their needs and preferences instantaneously in return for brand loyalty and a greater share of customer spend. To address this trend, brands are focused on providing a seamless experience via integration of all contact channels (chat, email, SMS, voice, etc.) to deliver customer-centric solutions in an omni-channel manner that maximize customer lifetime value.
5.Artificial Intelligence (“AI”) to Enhance Service Delivery − With the increasing applicability of AI in enhancing business processes, the customer care industry is starting to integrate AI into its range of solutions to improve the customer experience and improve efficiencies. The proliferation and evolution of generative AI may have impacts on the CX sector. Potential automation in back-end and middle-office business processes, as well as potential increased use of bots to respond to pre-defined queries, could impact assisted customer interactions. Additionally, productivity and data availability and quality due to generative AI could result in an increased volume of work, as agents may be up-skilled to deploy improved analytical capabilities. The adoption of Generative AI also presents key challenges in the forms of data security, governance, implementation and coordination of an overall customer service solution. These challenges create opportunities for trusted CX partners.

6.Seeking Integrated End-to-End Partners – We believe clients are increasingly looking to utilize outsourcing partners who can provide unified solutions for a variety of touchpoints along the customer interaction value chain, from digital marketing to customer sales and support to CX and surveys. We believe providers with integrated offerings will command a larger share of wallet from their clients, drive a great degree of insight and performance; this ultimately drives a longer term, mutually beneficial partnership.
7.Bestshore Flexible Delivery Model – Clients are increasingly choosing providers based on their ability to provide a flexible, turnkey delivery model that can offer a mix of onshore, nearshore, offshore, and remote working capabilities. However, in today’s industry, we believe clients are looking for the best provider in the specific market that they are considering, as opposed to finding one provider across all geographies. With recent global events, clients have indicated a growing emphasis on the ability of service providers to shift their delivery rapidly between various location models.
8.Data Protection & Security − With the rise of the digital economy has come a rise in both the concern toward, and vulnerability of, consumer data. Both mature and new economy brands are placing a higher degree of focus on the technology that underpins the data security and fraud systems deployed by their partners; having an advanced and secure system architecture along with data center redundancy and advanced security technologies are becoming increasingly important, understanding that any security breach can result in a devastating impact to a client’s brand and a consumer’s loyalty.
9.Data and Analytics − Companies are increasingly demanding that their providers of customer interaction solutions integrate data analysis and insight into their core service offerings, to drive continuous performance and superior outcomes. These business intelligence tools can yield actionable insights across every customer touchpoint, which in turn enable clients to address customer issues in real time. We expect that investments in automation, digitization and machine learning will become key drivers in the industry as clients seek to adopt more technology-rich ways of servicing their customers.
10.Integrated Technology Solutions for Mature Sectors – Fortune 500 companies that historically utilized traditional live-agent, voice-based services are now integrating new technology-enabled solutions that include multi-channel delivery, self-serve options and automation. Such solutions allow them to achieve greater operational flexibility and innovate their service offerings.
11.Solutions Catered to High-Growth Sectors – The challenges that new economy “disruptors” consist of managing high growth within their customer base, while simultaneously maintaining a high-quality customer experience. In contrast to mature business models, new economy companies have generally not focused on developing large-scale insourced customer operations; therefore, they rely on external partners that can deliver customer service, engagement and support while maintaining the quality of their brands. Most of these companies source their customer interaction needs from lower-cost locations outside their home markets.
Sales and Marketing
Our sales and marketing teams work closely together to drive awareness and adoption of our technology-enabled customer lifecycle experience (“CLX”) platform, accelerate customer acquisition and expand the relationship with our existing customers. We focus on developing long-term relationships with large strategic clients that have needs across the entire CLX lifecycle and employ a “land and expand” strategy to grow these relationships. Under this strategy, we seek to build the client’s trust through flawless execution on the initial assignment (which is typically for a single solution or geography) and then expand the scope of our engagement with the client into multiple geographies and business lines, which allows us to offer additional CLX solutions. In this manner, the “land and expand” strategy provides opportunities for us to substantially increase our revenues within our existing client base over time.
Our sales and marketing activities are focused on our key market verticals: telecommunications and cable, technology, retail, emerging and high-growth technology, healthcare, financial services and utilities. We believe our vertical market focus allows us to provide deep domain expertise and positions us as the best partner to help solve our clients’ unique needs. An essential part of our sales strategy is to focus on ways we can innovate on behalf of our clients, which includes digitization strategies and usage of data, technology, analytics and insights. We are well positioned with the top brands in each of the industry verticals in which we operate and can leverage domain knowledge and strong client references to generate business with other companies in the same industry vertical. Our sales and marketing teams are leading the charge at the following initiatives.
New Logos. Our new logo organization is made up of teams focused on our key market verticals. Each team is focused solely on penetrating and closing business with the top 40 clients in each vertical. In addition, they will often partner with our client services executives who have an intimate understanding of the client’s business and needs, to actively identify and target additional cross-sell opportunities across the entire CLX lifecycle.
New Economy. The New Economy team is focused on penetrating a broader reach of unicorn and potential unicorn clients in the emerging technology and consumer services sector. Through our New Economy offering, we combine Customer Engagement, Customer Acquisition and Customer Experience into an integrated solution set that is focused on the high-growth technology, e-commerce and consumer services markets for new economy clients.
The sales process for a new client can be short or lengthy depending on the client. Generally, the sales process for our New Economy target clients is 30-60 days, while selling to larger blue-chip clients can range as long as 18 months.
Client Services. Our client services team is dedicated to maintaining and expanding our relationships with our existing clients and is made up of teams that are organized either around a single large client or around companies of clients that collectively provide scale to warrant the investment of client services overhead. A majority of the senior leadership of the client services team is located in the United States and is supported by local team members located closer to the actual service delivery, sometimes in other countries / regions. The members of our client services team typically have deep operational experience as well as strong relationship-building and selling skills. Often our client services team for an account has a team member located close to the client’s premises in the United States as well as a member that is located close to where the delivery takes place, which is now increasingly in offshore and nearshore locations. Most of the new opportunities created within the embedded base of existing clients are led by the senior leadership of the client services team and follow the same general sales process as the new logo team.
As part of our highly engaged, or “leaned in” corporate culture, our client relationships are set up at multiple levels and layers, all the way from our Chief Executive Officer through the business heads of our organization. The multi-layered nature of these relationships allows us to develop even stronger client engagements.
Marketing Efforts. Our marketing efforts are focused on generating awareness of our offerings, establishing and promoting our brand, reaching and serving the CLX needs of key decision makers in our target verticals, and cultivating a community of successful and vocal customers. We focus our marketing effort on demonstrating to our prospective clients our thought leadership in the CLX market, addressing the challenges facing companies across the full CLX lifecycle, and engaging business leaders who are seeking to leverage data, technology, analytics, and insights to drive competitive differentiation. We take a targeted approach and work with enterprises across our target verticals: retail, e-commerce, telecommunications, technology, cable / broadband, HealthTech, FinTech and utilities. We engage with key decision makers outside of request for proposal (or “RFP”) cycles in the following key offices: Chief Digital Officer, Chief Information Officer, Chief Experience Officer, Chief Customer Officer and the Chief Marketing Officer.
We also use various social media platforms such as LinkedIn and Facebook to promote our brand externally to target clients and internally to our employees and prospective employees, with the latter being a key component of our success in achieving award winning agent engagement.
Competition

The business process outsourcing (“BPO”) industry has a long track record of major consolidation. Currently four major BPO companies are completing mergers, consolidating into two companies. We believe this creates opportunities for ibex, as these consolidations may lead buyers of BPO services to look for new providers for two key reasons. One, the consolidation may lead buyers to be over-concentrated in spend with a single vendor, pushing them to look for new providers. Two, the homogenization of vendors creates greater opportunity for offering differentiated services.

The BPO markets in which we compete are highly fragmented. We believe this creates significant opportunity for a broad and differentiated provider like us as clients are increasingly looking to utilize outsourcing partners who can provide unified solutions for a variety of touchpoints along the customer interaction value chain, from customer sales and support to digital marketing, CX, and surveys. We expect providers with integrated offerings will command a larger share of wallet from their clients, drive a greater degree of insight and performance, and ultimately drive a longer term and mutually beneficial partnership.

Although we do not believe any single competitor currently offers a directly comparable end-to-end CLX solution, we believe our integrated platform faces competition from a variety of companies which operate in distinct segments of the customer lifecycle journey. The client selection process typically considers scale, quality of the facilities, and strength of leadership and brand of the provider in the selected market. Clients will usually reward higher-performing vendors with a greater share of their spend on customer interaction solutions. Based on our industry knowledge, traditional BPO companies are seeking to respond to these dynamics by taking steps to evolve into fully-fledged end-to-end customer lifecycle experience platforms, including through acquisitions. However, such initiatives have been limited due to the scarcity of actionable at-scale assets.

We also face competition from in-house customer service departments, which seek to develop, deploy and service applications that offer functionality similar to our solutions. These in-house customer service departments continue to constitute the largest segment of customer lifecycle management expenditures.

We believe that the most significant competitive factor in the sale of outsourced customer engagement services is the ability of providers to act as partners to and extensions of clients’ brands, in an effort to deliver improved customers experience and increased overall customer lifetime value (“LTV”). Other important factors include maintaining high and consistent levels of service quality, tailored value-added service offerings, supported by advanced technological capabilities, industry and domain expertise, an understanding of the digital marketplace and modern consumer, sufficient diversified global delivery coverage, reliability, scalability, security and competitive pricing.

Changes in geographic strategy, where a client is looking to move business from onshore to offshore or nearshore, or balance their workload between nearshore and offshore, often create opportunities for outsourced customer interaction providers. Our geographic growth with clients is a key part of our overall growth strategy.
Our Competitive Strengths and Differentiators
We utilize a differentiated value proposition to support our clients and drive value. We place the customer at the core of our business strategy and deliver world-class CX capabilities, operational delivery excellence, efficiency, and reliability to enhance our clients’ success. We are focused on building deep relationships at multiple levels within our clients’ businesses. Coupled with our ability to consistently perform at or above expectations, this has enabled us to expand the number of high value CLX solutions we provide for our clients. This approach, over time, has led to higher client retention rates. Additionally, we closely monitor customer satisfaction via NPS, which is tracked through our annual Client Satisfaction Survey. Our most recent survey scored a client NPS of 68 which indicates strong, mutually-beneficial relationships with clients built on the value they place in ibex services and solutions along with the level of service consistently being delivered.
As evidenced by the quality and quantity of our new customer wins, growth and market share with these clients and our track record of amazing customer retention, we believe we have clearly established ourselves as a CX leader in today’s digital economy. Our vertical industry expertise high-growth areas, including Retail and E-Commerce, Travel, Transportation & Logistics, HealthTech, and FinTech, allows us to adapt our services and solutions for clients, further embedding us into their customer engagement lifecycle while delivering impactful business results. We do this through leveraging our key competitive strengths:
1.Differentiated as a nimble, disruptive provider – Companies continue to seek disruptive partners that are fast and flexible. We believe that we have a distinct organizational culture that embraces technological disruption and is characterized by innovation, speed and structural nimbleness. Our innovative and entrepreneurial culture is a key differentiator and gives us a competitive advantage in delivering high-quality solutions to clients around the globe.
2.WaveX technology solutions to drive performance and innovation – ibex WaveX is the hub of our technology development and innovation effort to drive value-added solutions for improved agent interactions, client CX, and overall performance. WaveX is a platform that spans both the customer and agent lifecycle from customer acquisition, to engagement, to surveys and analytics. Our proprietary technology, combined with our Wave Zero launch process enables us to accelerate “Speed to Green” for our clients and outperform our competition. We have enhanced WaveX to leverage the power of generative artificial intelligence to assist our agents in delivering great customer experiences, to provide deeper and more meaningful insights in our analytics offering and provide machine-assisted interactions for the customers of our clients.
3.Best brand and employer in the markets we operate – Our goal is to be the best employer which helps create a virtuous cycle of the ability to attract and retain the best leadership and front-line agents. This in turn creates great performance that drives growth and expansion and expanded career opportunities for our personnel. The result is not only being recognized by the Great Places to Work and Great Places to Work for Women awards, but also by scoring at industry leading scores for eNPS in markets like Jamaica, Nicaragua, and Bohol, Philippines.
4.Broad set of full lifecycle digital services –The services we provide for our clients include three key services – Digital & Omni-Channel Customer Experience (ibex Connect), Digital Marketing and E-Commerce (ibex Digital) and Digital CX surveys and analytics (ibex CX). This contrasts to many of our traditional competitors that are focused solely on contact center services. Our digital services also have significantly less agent attrition than traditional BPO programs. Agent attrition is a key cost and performance component where low attrition drives higher margins and better performance for ibex and our clients. Often these digital services are provided in our high-margin nearshore and offshore regions, contributing to their growth.
5.World-class global delivery with significant growth in nearshore and offshore regions – Our global delivery model is built on onshore, nearshore and offshore delivery centers, and includes our ability to also support work-at-home capabilities. We seek to operate state-of-the-art “highly-branded” sites in labor markets that are under-penetrated in order to maintain our competitive advantage, retain our position in those labor markets as an employer of choice and deliver a highly scalable and cost-effective solution to our clients. Our delivery centers enable us to create a differentiated connection to our clients’ brands and their customers. In addition, with a broad growing network of 31 delivery centers spread across multiple geographies, we provide much needed geographic diversity for our clients. In particular, significant investments made in Jamaica, Honduras, and Nicaragua, enable us to offer untapped talent pools for high-quality service, proximity to home operations, competitive price points, and an existing brand affinity. We have become the largest BPO employer in Jamaica and Nicaragua with over 5,700 and 2,900 employees, respectively. In addition, we’ve become the largest provider and first mover in Bohol, Philippines, where we have over 2,300 employees. We are also the largest BPO employer in Pakistan, which we believe is a truly disruptive market for the industry. Of our largest 25 clients, we service 17 of them across multiple regions creating great market diversification and business continuity. We also believe that providing services for our clients across multiple regions promotes a trusted relationship with our clients and is consistent with our “land and expand” client strategy.
Our broad portfolio of CX services and technology solutions give our clients a competitive advantage, while also providing them with the ability to deliver a relevant and differentiating experience for their customers. We believe these technologies will enable us to outperform our competition.

Seasonality

Our business performance is subject to seasonal fluctuations. Within our customer engagement solutions, some of our retail-facing clients undergo an increase in activity during the calendar year-end holiday period. These seasonal effects cause differences in revenues and expenses among the various quarters of any financial year, which means that the individual quarters should not be directly compared with each other or be used to predict annual financial results. This intra-year seasonal fluctuation is common in the BPO industry, with increased volumes during the fourth calendar quarter of the year.

Within our customer acquisition solution, our revenues may increase during the summer period when households tend to move and activate telecommunications services in their new homes, as well as during the final quarter of the calendar year when the year-end holiday season begins.
Intellectual Property
The success of our business depends, in part, on our proprietary technology and intellectual property. We rely on a combination of intellectual property laws and contractual arrangements to protect our intellectual property. We have invested significant resources into building and deploying proprietary technology, focusing on next-generation software deployed across the full customer lifecycle journey, driving revenue growth, productivity improvements, experience enhancement and competitive differentiation.
We have registered or are registering various trademarks and service marks in the U.S. and/or other countries for our brand and our technology. The duration of trademark and service mark registrations varies from country to country but may generally be renewed indefinitely as long as the marks are in use and their registrations are properly maintained. We also have common law rights to certain trademarks and service marks.
We also have and maintain certain trade secrets arising out of the authorship or creation of proprietary computer programs, systems and business practices. Confidentiality is maintained primarily through contractual clauses, and in the case of computer programs, system access controls, tracking and authorization processes.

Regulation
We are subject to a number of U.S. federal and state and foreign laws and regulations that involve matters central to our business. These laws and regulations may involve privacy, data protection, intellectual property, competition, consumer protection, export taxation and other subjects. In addition, the terms of our service contracts typically require that we comply with applicable laws and regulations. In some of our service contracts, we are contractually required to comply even if such laws and regulations apply to our clients, but not to us, and sometimes our clients require us to take specific steps intended to make it easier for our clients to comply with requirements that are applicable to them. If we fail to comply with any applicable laws and regulations, we may be restricted in our ability to provide services and may also be the subject of civil or criminal actions involving penalties, any of which could have a material adverse effect on our operations. Our clients generally have the right to terminate our contracts for cause in the event of regulatory failures, subject to notice periods. See “Item 1A. Risk Factors” for more information.
As of December 31, 2022, the last business day of our second fiscal quarter, the Company determined that we will no longer qualify as a foreign private issuer. Effective July 1, 2023, we are required to file periodic reports on U.S. domestic filer forms with the SEC and to comply with other rules as required, including but not limited to presenting this Form 10-K in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”), with such change being applied retrospectively. See “Risk Factors – The transition from foreign private issuer to U.S. domestic issuer status effective from July 1, 2023, will require us to comply with the U.S. domestic reporting requirements under the Exchange Act and will result in significant additional compliance activity and likely increased costs and expenses.”
Bermuda Laws

As a Bermuda company, we are also subject to regulation in Bermuda. Among other things, we must comply with the provisions of the Companies Act regulating the declaration and payment of dividends and the making of distributions from contributed surplus, which generally prohibit dividends or distributions unless certain capital and liquidity standards are met.
We are classified as a non-resident of Bermuda for exchange control purposes by the Bermuda Monetary Authority (“BMA”). Pursuant to our non-resident status, we may engage in transactions in currencies other than Bermuda dollars. There are no restrictions on our ability to transfer funds in and out of Bermuda or to pay dividends to United States residents that are holders of our common shares.
Under Bermuda law, “exempted” companies are companies formed for the purpose of conducting business outside Bermuda. As an exempted company, we may not, without a license granted by the Minister of Economic Development, participate in certain business transactions, including transactions involving Bermuda landholding rights and the carrying on of business of any kind, for which we are not licensed in Bermuda.
On December 31, 2018, the Bermuda government enacted the Substance Act, with effect from July 1, 2019 for existing Bermuda entities, requiring certain entities in Bermuda engaged in “relevant activities” to maintain a substantial economic presence in Bermuda and to satisfy economic substance requirements. The list of “relevant activities” includes holding entities, and the legislation requires Bermuda companies engaging in a “relevant activity” to be locally managed and directed, to carry on core income generating activities in Bermuda, to maintain adequate physical presence in Bermuda, and to have an adequate level of local full time qualified employees and incur adequate operating expenditure in Bermuda. Under the Substance Act, any entity that must satisfy economic substance requirements but fails to do so could face automatic disclosure to competent authorities in the European Union of the information filed by the entity with the Bermuda Registrar of Companies in connection with the economic substance requirements and may also face financial penalties, restriction or regulation of its business activities or may be struck as a registered entity in Bermuda. We continue to evaluate the Substance Act and its requirements, as well as its application to our business.
See “Risk Factors - Risks Related to Being Incorporated in Bermuda” for more information.

Privacy, Data Protection, and Cybersecurity
We use, collect, store, transmit, transfer, and process customer data in the ordinary course of business. As our products are designed to assist business customers with customer support services, in the ordinary course of business, when providing its services, only a portion of the customer data that we use, collect, store, transmit, transfer and process constitutes personal data, personally identifiable information, personal information, or similar term (collectively herein “personal information”). In the course of providing our services, we obtain personal information in the form of business contact information of our customers, suppliers, customers, prospects, and other persons. We also obtain personal information from employees, contractors, applicants, whether current, former, or prospective and, as applicable, family members or designees. We also may obtain personal information about our customers’ end users. Certain personal information that we collect and/or process from any of these persons, including from our customers about their end users, may include information that is considered “special” or “sensitive” data under applicable law.
We are required to comply with local, state, federal, and foreign laws and regulations pertaining to the collection, storage, transmission, transferring, processing, and security of personal information. Regulators around the globe, and in countries in which we operate, have promulgated and are continuing to adopt laws, implementing regulations, and guidance pertaining to the collection, storage, transmission, transferring, processing, and security of personal information. The applicability of these laws, regulations, and guidance is continually evolving, sometimes uncertain, and in some circumstances, conflicting between and among jurisdictions. Although certain of these laws are not applicable to business contact information or employee data, these laws still remain pertinent to our operations. Further, regulators are continuing to propose and adopt new laws designed to safeguard personal information and to provide additional rights to data subjects. We anticipate that the volume and scope of such laws will increase, and, as a result, our costs and efforts to comply with such laws will increase. It may be costly to implement security or other measures designed to comply with these laws. See “Risk Factors - Unauthorized or improper disclosure of personal information, breach of privacy, whether inadvertent or as the result of a cyber-attack or improperly by our employees, has resulted in liability and could harm us.”

Other Regulations

We are a labor-intensive business that is subject to complex labor and employment laws established by the U.S. Department of Labor, state and local regulatory bodies, and similar regulators outside of the U.S. These regulations govern working conditions, paid time off, workplace safety, wage and hour standards and hiring and employment practices.

Our global operations are subject to various domestic and foreign anti-corruptions mandates, such as the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act and similar anti-bribery laws in other jurisdictions where we do business.

We have processes in place to support our compliance with these described regulations; but our efforts to comply with these various regulations may cause us to make additional capital and operational expenditures, the cost of which we may not always be able to pass to our clients through our pricing structures, and such additional investments could be material to our results of operations, financial position or cash flows. See “Risk Factors - Our global operations and customers expose us to numerous legal and regulatory requirements.”
Human Capital Resources
We deploy a customer-centric, employee driven culture designed to enable our workforce to do their best work on behalf of our clients. As of June 30, 2023, we had 29,863 employees.
We believe that we have one of the best cultures in the industry. As a testament to our culture, a meaningful portion of our workforce is made up of family, friends and colleagues who were referred to us by our employees. Our culture is distinctive – built by and for the individuals that represent our clients’ brands with each and every contact. Our commitment to those individuals exceeds anything in our industry, as evidenced by our eNPS of 68.

At the foundation of our culture are three primary principals:
1.Be the best employer in the markets we serve – We provide our employees with immediate opportunities for growth. Day one begins with a view of what is possible at ibex including leadership development and job advancement and our commitment to enriching our employees’ lives. We enable our employees to craft a path for their future early in their tenure with ibex.
2.Employee first culture – Our employees are the lifeblood of our organization. From the tools they use every day to interact with our customers to the services we provide to improve their lives, we put our workforce first in all that we do. Our ability to recruit, engage, motivate and retain is evidenced in the top quadrant performance we deliver to our clients. We are committed to supporting a diverse and inclusive workforce through the entire organization.
3.Highly immersive engagement – Our culture can be seen and felt from the minute you enter one of our centers. From our modern, highly customized and branded sites to our unique celebrations for our frontline talent around the globe, our employee engagement is a key driver of the high agent retention we see across our delivery centers.
Our ongoing development and interest in our people and our culture is what fuels our growth. Our employees are extremely loyal to ibex and are proud to be part of ibex. The investment in our people does not end with our physical locations but transcends into the lives of our workforce.
Our people are at the center of our long-term success and growth-strategy, and we will continue to nurture, enhance, and expand our diversity and values-driven culture. Combining the passion, energy and talents of our global employee base and harnessing that into an industry leading company is at the heart of what we do. The result is performance at the highest levels for our clients that delivers an exceptional CX while accelerating growth and diversification for our business.

Information about our Executive Officers

The following are our executive officers as of September 13, 2023:

Name	Age	Title
Robert Dechant	61	Chief Executive Officer
Taylor Greenwald	55	Chief Financial Officer
Christy O’Connor	54	Chief Legal Officer and Assistant Secretary
David Afdahl	49	Chief Operating Officer
Julie Casteel	62	Chief Marketing and Strategic Accounts Officer
Jeffrey Cox	54	President, Digital
Bruce Dawson	59	Chief Sales and Client Services Officer
James Ferrato	68	Chief Information and Data Privacy Officer
Paul Inson	59	Chief People Officer

Our executive officers serve at the discretion of our board of directors. There is no family relationship between any executive officer or director. The following information sets forth the business experience for at least the past five years for each of our executive officers.

Mr. Robert Dechant has served as our Chief Executive Officer since July 2019 and as a member of our board since January 2021. From September 2017 to July 2019, Mr. Dechant served as Chief Executive Officer of IBEX Interactive, which included all operations of Ibex (including Ibex Global Solutions, ibex Digital, and ibex CX). From 2015 until 2017, Mr. Dechant served as Chief Executive Officer of Ibex Global Solutions. From 2012 until 2015, Mr. Dechant served as the Chief Sales, Marketing and Client Services Officer at Qualfon, Inc., a global provider of call center, back office, and business process outsourcing services. Prior to that, Mr. Dechant was the Chief Marketing and Operations Officer at Stream Global Services, a large multinational business process outsourcing provider which merged with Convergys in 2014. Mr. Dechant holds a B.S. degree from Fairfield University.

Mr. Taylor Greenwald joined the Company as our Chief Financial Officer in August 2023. Mr. Greenwald served as the Executive Vice President and Chief Financial Officer of Synchronoss Technologies, a software company, from 2021 to 2022. From 2019 to 2021, Mr. Greenwald served as the Chief Financial Officer, Web Presence, of Endurance International Group, an information technology services company. From 2000 to 2019, Mr. Greenwald served in various senior leadership roles with Convergys, a customer service and information management company, including as Senior Vice President, Controller and Chief Accounting Officer from 2012 to 2019. Mr. Greenwald holds an M.B.A. from the MIT Sloan School of Management and a B.S. degree in engineering from the Georgia Institute of Technology.

Ms. Christy O’Connor has served as our Chief Legal Officer and Assistant Corporate Secretary since March 2018. From 2015 to 2018, Ms. O’Connor worked for Alorica, a provider of customer management outsourcing solutions, specifically as the Chief Legal and Compliance Officer from 2015 through 2017 and as a legal advisor thereafter. From 2014 to 2015, Ms. O’Connor was the General Counsel and Chief Legal Officer at SourceHOV. From 2011 to 2014, Ms. O’Connor was the Deputy General Counsel for Stream Global Services. Ms. O’Connor holds B.A./M.A. degrees from the University of Chicago, a J.D. from St. Mary’s University School of Law and a degree in International Law from the University of Innsbruck.

Mr. David Afdahl has served as our Chief Operating Officer since 2018, where he is responsible for global operations, performance management and financial results. He joined Ibex in 2017 as the Vice President of Operations, responsible for U.S. Operations. Mr. Afdahl has more than 23 years of operational leadership experience within the BPO industry. For seven years, he served as the Managing Director for Xerox Services, where he was responsible for global operations, client management and the overall financial performance. Mr. Afdahl holds a B.A. degree in Anthropology from the University of Maryland.

Ms. Julie Casteel has served as our Chief Sales & Marketing Officer since 2012 and is responsible for expanding new and existing clients. She currently leads the strategy for growth and profitability for Ibex’s largest global clients and is also responsible for the strategic development of the financial services and healthcare vertical markets. Ms. Casteel brings more than 25 years of successful sales and leadership experience within the BPO industry. For over 10 years, from 1998 to 2009, she served as the Executive Vice-President of Global Sales & Marketing at SITEL, where she was responsible for global revenue, client relationship management and the overall company marketing strategy. Ms. Casteel has served on a number of industry boards and has been published in the Economist, The Wall Street Journal and various industry publications. She holds a B.S. degree in Biology from Texas A&M University.

Mr. Jeffrey Cox has served as President of ibex Digital since 2008, when he founded Digital Globe Services Limited. Mr. Cox has over twenty years of wireless and cable sales and operations experience and has held executive position in sales channel development and execution, on and off-line marketing programs and call center sales and operations for some of the world’s most recognized brands. Mr. Cox holds a B.A. degree from San Diego State University.

Mr. Bruce Dawson has served as our Chief Sales and Client Services Officer since 2017. From 2016 until 2017, he held the same role for Ibex Global Solutions, Inc. From 2014 until 2016, Mr. Dawson served as U.S. Nearshore Regional Director for Atento S.A. Prior to joining Atento S.A., Mr. Dawson served at SITEL Corporation from October 2012 to March 2014 and Stream Global Services from October 2008 to August 2012. Mr. Dawson has held management positions at various companies in the BPO industry, bringing experience from the software and telecommunications sector. He holds a B.A. degree in psychology from Denison University.

Mr. James Ferrato has served as our Chief Information and Privacy Officer since December 2015. From 2014 to 2015, Mr. Ferrato served as the Chief Information Officer for Ipacesetters, LLC, a teleservices business process outsourcing company. From 2011 to 2014, Mr. Ferrato was the Chief Information Officer for Accent Marketing, a member of the MDC Partners Inc. network and provider of multi-channel customer engagement solutions. Mr. Ferrato served as the Chief Information Officer and Senior Vice President for Protocol Marketing, a marketing services company, from 2006 to 2011. Mr. Ferrato holds a B.S. in general business administration from the University of Rhode Island and an M.B.A. from Boston University.

Mr. Paul Inson has served as our Chief People Officer since October 2016. From 2013 to 2016, Mr. Inson served as the Vice President, Human Resources Service Delivery for Sykes Enterprises, a global provider of customer management outsourcing solutions. From 2007 to 2013, Mr. Inson served as the Vice President, Human Resources at Alpine Access. From 2006 to 2007, Mr. Inson served as the Head of Staffing/Recruitment for Capgemini Americas Outsourcing. Mr. Inson holds a B.B.A. degree from the University of Michigan-Dearborn.

ITEM 1A.    RISK FACTORS
Risk Factors
We are subject to certain material risks and uncertainties described below that make an investment in us speculative or risky, in addition to other information provided in this Form 10-K. If one or more of these risks or uncertainties materialize, it may adversely and materially affect our business, results of operation, reputation, prospects, financial condition and operating results, cash flows, profitability, liquidity, stock price, and financial condition. We cannot identify or predict all risks that we face. We may be similarly affected by additional risks and uncertainties that are not presently known or are currently deemed immaterial, if they occur. We encourage you to review the following risks, noting that they do not reflect a complete statement of all potential risks or uncertainties we may face.
Business Risks
Our business is dependent on key clients.
We derive a substantial portion of our revenue from a few key clients. Our top three clients accounted for 27% of our revenue, and our top client accounted for approximately 13% of our revenue, for the fiscal year ended June 30, 2023. We could be materially impacted by the loss of business with, or the failure to retain a significant amount of business with, any of our key clients.
Our profitability largely depends on maintaining efficient asset utilization levels, pricing our solutions appropriately, and managing costs, particularly through our contracts with customers.
There can be no assurance that our operation or client contracts will be profitable for us or that we will be able to achieve or maintain any particular level of profitability, including as a result of the following:
Asset Utilization Levels
The efficiency of how we utilize our assets, particularly our people and facilities, impacts our profitability. Our utilization rates are affected by a number of factors, including our ability to transition employees from completed projects to new assignments, hire and assimilate new employees, forecast demand for our solutions and thereby maintain an appropriate headcount in each of our locations and geographies, manage attrition, accommodate our clients’ requests to shift the mix of delivery locations during the pendency of a contract, and manage resources for training, professional development and other typically non-billable activities.
Most of our client contracts do not have minimum volume requirements. Certain contracts have performance-related bonus (penalty) provisions that require the client to pay us a bonus (require us to issue the client a credit) based upon our meeting (failing to meet) agreed-upon service levels and performance metrics. Moreover, although our objective is to sign multi-year agreements, our contracts generally allow the client to terminate the contract for convenience or reduce their use of our solutions. There can be no assurance that our clients will not terminate their contracts before their scheduled expiration dates, that the volume of services for these programs will not be reduced, or that we will be able to avoid penalties or earn performance bonuses for our solutions. We also may be unable to terminate unprofitable contracts without incurring significant liabilities.
Solutions Pricing
The pricing that we are able to obtain for our solutions impacts our profitability and is usually included in statements of work entered into with our clients. In certain cases, we have committed to pricing over the period of a contract with limited-to-no sharing of risks regarding inflation and currency exchange rates. In addition, we are obligated under some of our contracts to deliver productivity benefits to our clients, such as reduction in handle time or speed to answer.
The prices we are able to charge for our solutions are affected by a number of factors, including our clients’ perceptions of our ability to add value through our solutions, competition, introduction of new services or products by us or our competitors, our ability to accurately estimate, attain and sustain revenues from client engagements, wage inflation rates, unhedged currency exchange rates, our costs, margins and cash flows over increasingly longer contract periods and general economic and political conditions.
Controlling Costs
Our profitability is impacted by our ability to control our costs and improve our efficiency. The profitability of each client contract or work order may fluctuate, sometimes significantly, throughout various stages of the program. Portions of our business also have long sales cycles and long implementation cycles, which require significant resources and working capital. Many of our client contracts are entered into after long sales cycles, which require a significant investment of capital, resources and time by both our clients and us. Before committing to use our solutions, potential clients require us to expend substantial time and resources educating them as to the value of our solutions and assessing the feasibility of integrating our systems and processes with theirs. As a result, our selling cycle, which may extend up to two years, is subject to many risks and delays over which we have little or no control, including our clients’ decisions to choose alternatives to our solutions (such as other providers or in-house resources) and the timing of our clients’ budget cycles and approval processes.
In addition, implementing our solutions involves a significant commitment of resources over an extended period of time from both our clients and us. Our clients may also experience delays in obtaining internal approvals or may face delays associated with technology or system implementations, thereby further delaying the implementation process.
We also may not be successful in our attempt to control costs associated with salaries and benefits as we continue to add capacity in locations where we consider wage levels of skilled personnel to be satisfactory. Our business depends on maintaining large numbers of agents to service our clients’ business needs, and we tend not to terminate agents on short notice to respond to temporary declines in demand in excess of agreed levels, as rehiring and retraining agents at a later date would force us to incur additional expenses, and any termination of our employees would also involve the incurrence of significant additional costs in the form of severance payments to comply with labor regulations in the various jurisdictions in which we operate our business. Additionally, the hiring and training of our agents in response to increased demand takes time and results in additional short-term expenses. Wage increases or other expenses related to the termination of our employees may also impact us.
If our solutions do not comply with the quality standards required by our clients under our agreements, our clients may assert claims for reduced payments to us or substantial damages against us.
Many of our client contracts contain service level and performance requirements, including requirements relating to the quality of our solutions. Failure to meet service requirements or real or perceived errors made by our employees in the course of delivering our solutions could result in a reduction of revenue. In addition, in connection with our service contracts, certain representations are made, including representations relating to the quality and experience of our personnel. A failure or inability to meet these requirements or a breach of such representations could result in a claim for damages against us and seriously damage our reputation and affect our ability to attract new business.
The consolidation of our clients or potential clients may adversely affect us.
Consolidation of the potential users of our solutions, particularly those in the telecommunications, technology and cable industries, may decrease the number of clients who contract our solutions. Any significant reduction in or elimination of the use of the solutions we provide as a result of consolidation would result in reduced revenue to us and could harm our business. Such consolidation may encourage clients to apply increasing pressure on us to lower the prices we charge for our solutions.
Our clients may decide to enter into or further expand insourcing activities in the future, and current trends toward outsourcing services and/or outsourcing activities may reverse.
Our current agreements with our clients do not prevent our clients from insourcing services that are currently outsourced to us, and none of our clients have entered into any non-compete agreements with us. Our current clients may seek to insource services similar to those we provide. Any decision by our clients to enter into or further expand insourcing activities in the future could cause us to lose a significant volume of business.

Moreover, the trend towards outsourcing business processes may not continue and could be reversed by factors beyond our control, including negative perceptions attached to outsourcing activities or government regulations against outsourcing activities. Current or prospective clients may elect to perform such services in-house that may be associated with using an offshore provider. Political opposition to outsourcing services and / or outsourcing activities may also arise in certain countries if there is a perception that such actions have a negative effect on domestic employment opportunities.
We may be unable to continue to anticipate our clients’ needs by adapting to market and technology trends.
Our success depends, in part, upon our ability to anticipate our clients’ needs by adapting to market and technology trends, industry standards and client preferences. We may need to invest significant resources in research and development or incur significant expenses in an effort to invest in our technology, solutions, and communications infrastructure, keep pace with customer preferences, or to gain a competitive advantage through technological expertise or new technologies. The use of technology in our industry has and will continue to expand and change rapidly. However, we may not be able to modify our current solutions or develop, introduce and integrate new solutions or information systems in a timely manner or on a cost-effective basis. There can be no assurance these efforts will be adequate to meet our future needs or to maintain our competitiveness, nor that we will have sufficient capacity or capital to meet these challenges.
If we are unable or fail to further refine and enhance our solutions or to anticipate innovation opportunities and keep pace with evolving technologies, our solutions could become noncompetitive or obsolete and as a result we may be less attractive to existing and new clients, our clients may terminate their relationship with us or choose to divert their business elsewhere, and our revenue and market share may decline as a result. In addition, we may experience technical problems and additional costs as we introduce new solutions, deploy future iterations of our solutions, and integrate new solutions with existing client systems and workflows.
In addition, we plan to expand across client industries and enter new industry verticals such as travel and hospitality. If we are unable to successfully adapt our solutions to these industry verticals, our potential growth opportunities could be compromised.
We may not be successful in converting visitors to our customer acquisition websites into purchasers or subscribers.
The growth of our customer acquisition business depends in part upon growth in the number of our customers or subscribers we are able to acquire for our clients. The rate at which we convert consumers into customers or subscribers using our customer acquisition websites is a significant factor in the growth of our customer acquisition business. A number of factors could influence this conversion rate for any given period, some of which are outside of our control. These factors include:
•the quality of the consumer experience on our customer acquisition websites and with our delivery center;
•the variety and affordability of the products and services that we offer on behalf of our clients and carrier partners;
•system failures or interruptions in the operation of our customer acquisition websites; and
•changes in the mix of consumers who are referred to us through our direct marketing partners, online advertising subscriber acquisition channels and other marketing channels.
Even if the rate at which we convert visitors to customers or subscribers declines, the marketing and lead generation costs that have already been incurred are unlikely to decline correspondingly. Therefore, such a decline in conversion rate of consumers visiting our customer acquisition websites is likely to result in reduced revenue and a further reduced margin.
We face substantial competition in our business.
The market in which we compete, which is comprised of the customer acquisition, customer engagement and customer experience management market segments, is highly fragmented and continuously evolving. We face competition from a variety of companies, including some of our own clients, which operate in distinct segments of the customer lifecycle journey. These segments are very competitive, and we expect competition to remain intense from a number of sources in the future. We believe that some of the most significant competitive factors in the markets in which we operate are service quality, value-added service offerings, industry experience, advanced technological capabilities, global coverage, reliability, scalability, security and price. The trend toward near- and offshore outsourcing, international expansion by foreign and domestic competitors and continued technological changes may result in new and different competitors entering our markets. These competitors may include entrants from the communications, software and data networking industries or entrants in geographical locations with lower costs than those in which we operate.
Some of our existing and future competitors have or will have greater financial, human and other resources, longer operating histories, greater technological expertise and more established relationships in the industries that we currently serve or may serve in the future. In addition, some of our competitors may enter into strategic or commercial relationships among themselves or with larger, more established companies in order to increase their ability to address customer needs and reduce operating costs or enter into similar arrangements with potential clients. Further, trends of consolidation in our certain industries and among competitors may result in new competitors with greater scale, a broader footprint, better technologies and price efficiencies attractive to our clients. Increased competition, our inability to compete successfully, pricing pressures or loss of market share could result in reduced operating profit margins and diminished financial performance.
We may acquire other companies in pursuit of growth, which may divert our management’s attention, result in dilution to our shareholders, be unsuccessful, and consume resources that are necessary to sustain our business.
Mergers or acquisitions may disrupt our business, divert our resources and require significant management attention that would otherwise be available for the development of our business. Negotiating these transactions can be time-consuming, difficult and expensive, and our ability to complete these transactions may be subject to conditions or approvals that are beyond our control, including anti-takeover and antitrust laws in various jurisdictions. Consequently, these transactions, even if undertaken and announced, may not close or be successful.
An acquisition, investment or new business relationship may result in unforeseen operating difficulties and expenditures. In particular, we may encounter difficulties assimilating or integrating the businesses, technologies, services, products, personnel or operations of acquired companies, particularly if the key personnel of the acquired company choose not to work for us, the acquired company’s technology is not easily compatible with ours or we have difficulty retaining the customers of any acquired business due to changes in management or otherwise. Moreover, the anticipated benefits of any merger, acquisition, investment or similar partnership may not be realized or we may be exposed to unknown liabilities, including litigation against the companies we may acquire. For one or more of those transactions, we may:
•issue additional equity securities that would dilute our shareholders;
•use cash that we may need in the future to operate our business;
•incur debt on terms unfavorable to us or that we are unable to repay or that may place burdensome restrictions on our operations or cash flows;
•incur large charges or substantial liabilities; or
•become subject to adverse tax consequences, or substantial depreciation or amortization, deferred compensation or other acquisition related accounting charges.
If we fail to adequately protect our intellectual property and proprietary information in the United States and abroad, our competitive position could be impaired, and we may lose valuable assets, experience reduced revenues and incur costly litigation to protect our rights.
We believe that our success is dependent, in part, upon protecting our intellectual property and proprietary information. We rely on a combination of intellectual property registrations, trade secrets and contractual restrictions to establish and protect our intellectual property. However, the steps we take to protect our intellectual property may provide only limited protection and may not now or in the future provide us with a competitive advantage. We may not be able to protect our intellectual property if we are unable to enforce our rights or if we do not detect unauthorized use of our intellectual property. Any of our intellectual property rights may be challenged by others or invalidated through administrative process or litigation. Furthermore, legal standards relating to the validity, enforceability and scope of protection of intellectual property rights are uncertain. Despite our precautions, it may be possible for unauthorized third parties to copy our technology and use information that we regard as proprietary to create products and services that compete with our solutions. In addition, the laws of some countries do not protect proprietary rights to the same extent as the laws of the United States.
No assurance can be given that confidentiality, invention assignment, and related agreements entered into by the Company will be effective in controlling access to and the distribution of our proprietary information. Further, such agreements may not prevent potential competitors from independently developing technologies that are substantially equivalent or superior to ours, in which case we would not be able to assert trade secret rights.
We may be required to spend significant resources to monitor and protect our intellectual property rights. Litigation may be necessary in the future to enforce our intellectual property rights and to protect our trade secrets. Such litigation could be costly, time consuming and distracting to management and could result in the impairment or loss of portions of our intellectual property. Furthermore, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims and countersuits attacking the eligibility, validity and enforceability of our intellectual property rights. Our inability to protect our proprietary technology against unauthorized copying or use, as well as any costly litigation, could make it more expensive for us to do business and adversely affect our operating results by delaying further sales or the implementation of our technologies, impairing the functionality of our platform and solutions, delaying introductions of new features or applications or injuring our reputation.
Financial, Accounting, and Economic Risks
If we are unable to fund our working capital requirements and new investments, we could be adversely affected.
Our business is characterized by high working capital requirements and the need to make new investments in operating sites and employee resources to meet the requirements of our clients. Similar to our competitors in this industry, we incur significant start-up costs related to investments in infrastructure to provide our solutions and the hiring and training of employees, such expenses historically being incurred before revenues are generated.
We are exposed to adverse changes in our clients’ payment policies. If our key clients implement policies which extend the payment terms of our invoices, our working capital levels could be adversely affected, and our financing costs may increase. We would be adversely affected if we are unable to fund our working capital requirements, access financing at competitive rates or make investments to meet the expanding business of our existing and potential new clients.
Our operating results may fluctuate from quarter to quarter due to various factors.
Our operating results may vary significantly from one quarter to the next and our business may be impacted by factors such as client loss, the timing of new contracts and of new product or service offerings, termination of existing contracts, variations in the volume of business from clients resulting from changes in our clients’ operations, the business decisions of our clients regarding the use of our solutions, start-up costs, delays or difficulties in expanding our operating facilities and infrastructure, delays or difficulties in recruiting, changes to our revenue mix or to our pricing structure or that of our competitors, inaccurate estimates of resources and time required to complete ongoing projects, currency fluctuation and seasonal changes in the operations of our clients. The financial benefit of gaining a new client may not be recognized at the intended time due to delays in the implementation of our solutions or negatively impacted due to an increase in the start-up costs.
Based on our experience, the BPO industry experiences increased volumes during the fourth calendar quarter of the year. These seasonal effects also cause differences in revenues and income among the various quarters of any financial year, which means that the individual quarters of a year should not be directly compared with each other or used to predict annual financial results.
The sales cycle for our solutions, which may extend up to two years, and the internal budget and approval processes of our prospective clients, make it difficult to predict the timing of new client engagements.

Unfavorable economic conditions, especially in the United States and in the retail, e-commerce and telecommunications industries, from which we generate a significant percentage of our revenue, could adversely affect us.
Our results of operations may vary based on the impact of changes in the global economy on our clients. While it is often difficult to predict the impact of general economic conditions on our business, unfavorable economic conditions, such as those that occurred during the global financial crisis and economic downturn in 2008 and more recently, during and immediately after the COVID-19 pandemic (the “Pandemic”), could adversely affect the demand for some of our clients’ products and services and, in turn, could cause a decline in the demand for our solutions. Additionally, several of our clients, particularly in the telecommunications and technology industries, have experienced substantial price competition. As a result, we face increasing price pressure from such clients, which, if continued, could negatively affect our operating and financial performance.
Our business and future growth depend largely on continued demand for our solutions from clients based in the United States. We derived 97% of our revenue from customers based in the United States during the fiscal year ended June 30, 2023. In addition, a significant portion of our clients are concentrated in the Retail and E-commerce industry. For the fiscal year ended June 30, 2023, 23.2% of our revenue was derived from clients in the Retail and E-commerce industry, 16.3% of our revenue was derived from clients in the telecommunications industry, 9.0% of our revenue was derived from clients in the technology industry, and 4.1% of our revenue was derived from clients in the cable industry. For these reasons, among others, the occurrence or persistence of unfavorable economic conditions could adversely affect our business, results of operations, financial condition and prospects.
The inability or unwillingness of clients that represent a large portion of our accounts receivable balance to pay such balances in a timely fashion could adversely affect our business.
We often carry significant accounts receivable balances from a limited number of clients that generate a large portion of our revenues. A client may become unable or unwilling to pay its balance in a timely fashion due to a general economic slowdown, economic weakness in its industry or the financial insolvency of its business. Our efforts to monitor our accounts receivable balances may not successfully identify or predict a client’s financial inability or unwillingness, for any reason, to pay a large accounts receivable balance, which would adversely impact our financial condition and cash flow and could adversely impact our ability to draw upon our receivables-backed lines of credit.
Our existing debt covenants may affect our flexibility in operating, developing and expanding our business.
Our main financing arrangement contains certain covenants and restrictions including limits on our ability and our subsidiaries’ ability to incur additional debt, pay dividends and make certain investments. Complying with these covenants may cause us to take actions that make it more difficult to successfully execute our business strategy and we may face competition from companies not subject to such restrictions. Moreover, our failure to comply with these covenants could result in an event of default or refusal by our creditors to renew certain of our loans which may have a material adverse effect on our business, financial condition, results of operation and prospects.
If our goodwill or intangible assets become impaired, we could be required to record a significant charge to earnings.
We had goodwill and other intangible assets totaling $12.6 million as of June 30, 2023. We review our goodwill and indefinite-lived intangible assets for impairment at least annually or more frequently if events or changes in circumstances indicate the carrying value may not be recoverable. In the year ended June 30, 2023, we did not recognize any impairment of goodwill or indefinite-lived intangible assets. Factors that may be considered a change in circumstances indicating that the carrying value of our goodwill or indefinite-lived intangible assets may not be recoverable include declines in stock price, market capitalization or cash flows and slower growth rates in our industry. We could be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill or indefinite-lived intangible assets were determined.

Our ability to use our U.S. net operating loss carry forwards may be subject to limitation.
As of June 30, 2023, for income tax purposes, we had approximately $21 million in estimated U.S. and international net operating loss carry forwards that will begin to expire between 2023 and 2039. The timing and manner in which we may utilize net operating losses may be limited by a lack of future taxable income which could adversely affect our ability to utilize our net operating losses before they expire. In general, net operating losses in one country cannot be used to offset income in any other country and net operating losses in one state cannot be used to offset income in any other state. Accordingly, we may be subject to tax in certain jurisdictions even if we have unused net operating losses in other jurisdictions. Furthermore, each jurisdiction in which we operate may have its own limitations on our ability to utilize net operating losses or tax credit carryovers generated in that jurisdiction. These limitations may increase our U.S. federal, state or foreign income tax liability.
Operations Risk
Our business relies heavily on technology, telephone and computer systems as well as third-party telecommunications providers, which subjects us to various uncertainties.
We rely heavily on sophisticated and specialized communications and computer technology coupled with third-party telecommunications and bandwidth providers to provide high-quality and reliable real-time solutions on behalf of our clients through our delivery centers. In our Customer Acquisition solution, the majority of our sales are conducted via sales queues in our contact centers. In both our Customer Acquisition solution and our Customer Engagement solution, we are typically required to record and maintain recordings of telephonic interactions with customers. We rely on telephone, call recording, customer relationship management and other systems and technology in our contact center operations. Our operations, therefore, depend on the proper functioning of our equipment and systems, including telephone, hardware and software. Third-party suppliers provide most of our systems, hardware and software, while our development teams build some in-house. We also rely on the telecommunications and data services provided by local communication companies in the countries in which we operate as well as domestic and international long distance service providers. In addition, in some areas of our business, we depend upon the quality and reliability of the services and products of our clients which we help sell to their end customers.
If the solutions we provide to our clients experience technical difficulties or quality issues, if key technology systems and facilities are damaged or compromised, or there are any disruptions in the delivery of our services, we may have a harder time selling services and products to end customers and may be required to make unexpected investments in new systems or technology. Prolonged disruption of our solutions, even if due to events beyond our control, could also entitle our clients to terminate their contracts with us or result in other brand and reputational damages.

An inability to effectively adopt AI into our offerings could materially impact our ability to compete.

We have integrated, and will continue to integrate AI into our solutions. AI is likely to be an essential part of our future service offerings. While AI offers significant benefits, it also presents risks and challenges to our business. Some of the recently brought to market third-party AI solutions have the potential of replacing some of our lower tier service offerings which puts pressure on the ‘speed to market’ for our efforts. At the same time, AI solutions are evolving and are not infallible, and issues with data sourcing, technology integration, program bias into decision-making algorithms, security challenges and the protection of personal information and privacy could impair our successful and timely adoption of this technology. If our AI solutions are deployed before they are perfected and the output from our AI solutions is deemed by clients to be questionable or inaccurate, our brand and reputation may be harmed and our results of operations may be impacted. On the other hand, if we are too slow to market and are unable to timely and effectively integrate and deploy AI in our offerings, we would fall behind our competitors and our results of operations and future prospects may also be impacted.

Our business is heavily dependent upon our international operations, particularly in the Philippines, Jamaica, Pakistan and Nicaragua and any disruption to those operations would adversely affect us.
Our international operations, particularly in the Philippines, Jamaica, Pakistan and Nicaragua, and our ability to maintain our offshore facilities in those jurisdictions is an essential component of our business model, as the labor costs in certain of those jurisdictions are substantially lower than the cost of comparable labor in the United States and other developed countries, which allows us to competitively price our solutions. Our competitive advantage will be greatly diminished and may disappear altogether as a result of a number of factors, including the failure of power grids in certain of the countries in which we operate, which are subject to frequent outages, and those listed in the risk factors titled:
•“Natural events, health epidemics (including the Pandemic), wars, widespread civil unrest, terrorist attacks and other acts of violence involving any of the countries in which we or our clients have operations could adversely affect our operations and client confidence”;
•“Fluctuations against the U.S. dollar in the local currencies in the countries in which we operate could have a material effect on our results of operations.”
•“Our global operations expose us to numerous legal and regulatory requirements.”; and
•“We rely on the attraction, retention, and motivation of qualified senior management, employees, and agents to support our success and operations.”
We rely on the attraction, retention, and motivation of qualified senior management, employees, and agents to support our success and operations.
Our business depends to a significant extent on our ability to attract, hire, train and retain our senior management, large numbers of trained agents and other employees, such as technologists, and other key personnel who enable us to keep pace with growing demands for outsourcing, evolving industry standards, new technology applications and changing client preferences. If we fail to maintain good relations with our employees, we could suffer a strike or other significant work stoppage or other form of industrial action, which could harm us. We may not be able to retain our key personnel or recruit skilled personnel with appropriate qualifications and experience, or to attract, train, and integrate personnel with necessary experience and skills. The outsourcing industry experiences high employee turnover. We operate globally and are subject to varied and changing employment and immigration laws. In each of the industries in which we participate, there is competition for experienced senior management and personnel with industry-specific expertise. We could be harmed if there is increased competition for these employees, particularly in tight labor markets, if there are impactful changes in employment, immigration, or other applicable laws, or if we lose key members of our personnel, particularly to competitors. Additionally, a significant increase in the turnover rate among trained employees could increase our costs and decrease our operating profit margins.
We may also need to increase employee compensation more than in previous periods to remain competitive in attracting the quantity and quality of employees that our business requires. For the fiscal year ended June 30, 2023, payroll and related costs and share-based compensation expense accounted for $350.0 million, or 67.0%, of our revenue. Employee benefits expenses in each of the countries in which we operate are a function of the country’s economic growth, level of employment and overall competition for qualified employees in the country. In most of the geographies in which we operate, we have experienced increasing labor costs due to increased demand and greater competition for qualified employees in fiscal year 2023.
Natural events, health epidemics (including the Pandemic), wars, widespread civil unrest, terrorist attacks and other acts of violence involving any of the countries in which we or our clients have operations could adversely affect our operations and client confidence.
Natural events (such as floods and earthquakes), health epidemics (including the Pandemic), wars, widespread civil unrest, terrorist attacks and other acts of violence could result in significant worker absenteeism, increased attrition rates, lower asset utilization rates, voluntary or mandatory closure of our facilities, our inability to meet dynamic employee health and safety requirements, our inability to meet contractual service levels for our clients, our inability to procure essential supplies, travel restrictions on our employees, and other disruptions to our business. For example, a substantial portion of operations are conducted in the Philippines, Jamaica, Pakistan, and Nicaragua, which have experienced and may continue to face political instability and unrest, natural disasters, acts of terrorism, crime, or similar risks. In addition, these events could adversely affect global economies, financial markets and our clients’ levels of business activity. Any of these events, their consequences or the costs related to mitigation or remediation could impact us. Insurance may not be sufficient to guarantee costs of repairing the damage caused by such disruptive events and such events may not be covered under our policies.
Fluctuations against the U.S. dollar in the local currencies in the countries in which we operate could have a material effect on our results of operations.
During the fiscal year ended June 30, 2023, 3% of our revenue was generated in currencies other than the U.S. dollar. A portion of our costs and expenses that were incurred outside of the United States were paid for in foreign currencies, mostly the local currencies of the Philippines, Jamaica, and Pakistan. During the year ended June 30, 2023, out of our total payroll and related costs, 26.5% were incurred in the Philippines Peso, 16.5% were incurred in the Jamaican Dollar and 9.2% were incurred in Pakistani Rupee. To a lesser extent, we also have exposures to the Nicaraguan Cordoba, Great British Pound, Canadian Dollar, Euro, and Honduran Lempira. Because our financial statements are presented, and revenues are primarily generated, in U.S. dollars, whereas some portion of the cost is incurred in foreign currencies, any significant unhedged fluctuations in the currency exchange rates between the U.S. dollar and the currencies of countries in which we incur costs in local currencies will affect our results of operations and financial statements. This may also affect the comparability of our financial results from period to period, as we convert our subsidiaries’ statements of financial position into U.S. dollars from local currencies at the period-end exchange rate, and income and cash flow statements at average exchange rates for the year. See “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” for more information.
As we increase our revenues from non-U.S. locations or expand our solution delivery or back office footprint to other international locations, this effect may be magnified. We engage in hedging strategies in an effort to reduce the adverse impact of fluctuations in foreign currency exchange rates, which may not be successful. See “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” for more information.
We depend upon internet search engines to attract a significant portion of the consumers who visit our customer acquisition websites, and we would be harmed if we are unable to advertise on search engines on a cost-effective basis.
We maintain a number of different customer acquisition websites to market our clients’ offerings to consumers in their target customer segments. Such client service offerings include cable, internet and paid television services. We derive a significant portion of our customer acquisition website traffic from consumers who search products or services using Internet search engines, such as Google and Bing. A critical factor in attracting consumers to our customer acquisition websites is whether our clients’ offerings are prominently displayed in response to an internet search relating to specific products or services that we market. Search engines typically provide two types of search results: unpaid (natural) listings and paid advertisements. We rely on both types to attract consumers to our customer acquisition websites.
Unpaid search result listings are determined and displayed in accordance with a set of formulas or algorithms developed by the particular internet search engine. The algorithms determine the order of the listing of results in response to the consumer’s internet search. From time to time, search engines revise these algorithms. In some instances, these modifications have caused our customer acquisition websites to be listed less prominently in unpaid search results, which has resulted in decreased traffic to these websites. Our customer acquisition websites may also become listed less prominently in unpaid search results for other reasons, such as search engine technical difficulties, search engine technical changes and changes we decide to make to our websites. In addition, search engines have deemed the practices of some companies to be inconsistent with search engine guidelines and decided not to list their websites in search result listings at all. If we are listed less prominently in search result listings for any reason, the traffic to our customer acquisition websites would likely decline. If we decide to attempt to replace this traffic, we may be required to increase our marketing expenditures.
We also purchase paid advertisements on search engines to attract users to our customer acquisition websites. We typically pay a search engine for prominent placement of our name and website when certain specific terms are searched on the search engine, regardless of the unpaid search result listings. In some circumstances, the prominence of the placement of our name and website is determined by a combination of factors, including the amount we are willing to pay and algorithms designed to determine the relevance of our paid advertisement to a particular search term. We bid against our competitors and others for the display of these paid search engine advertisements. If there is increased competition for the display of paid advertisements in response to search terms related to our business, our advertising expenses could rise significantly or we could reduce or discontinue our paid search advertisements, either of which could harm our business, operating results and financial condition.
In addition to marketing through internet search engines, we frequently enter into contractual marketing relationships with other online and offline businesses that promote us to their customers. These marketing partners include financial and online service companies, affiliate programs and online advertisers and content providers.
Many factors influence the success of our relationship with our marketing partners, including:
•the continued positive market presence, reputation and growth of the marketing partner;
•the effectiveness of the marketing partner in marketing our websites and services;
•the interest of the marketing partner’s customers in the products and services that we offer on our customer acquisition websites;
•the contractual terms we negotiate with the marketing partner, including the marketing fee we agree to pay a marketing partner;
•the percentage of the marketing partner’s customers that purchase products or services through our customer acquisition websites;
•the ability of a marketing partner to maintain efficient and uninterrupted operation of its website; and
•our ability to work with the marketing partner to implement website changes, launch marketing campaigns and pursue other initiatives necessary to maintain positive consumer experiences and acceptable traffic volumes.
If we are unable to maintain successful relationships with our existing marketing partners or fail to establish successful relationships with new marketing partners, we will be harmed.

We may face difficulties as we expand our operations into countries in which we have no prior operating experience.
We may expand our global operations to maintain an appropriate cost structure and meet our clients’ needs. This may involve expanding into countries other than those in which we currently operate and where we have less familiarity with local procedures. It may involve expanding into less developed countries, which may have less political, social or economic stability and less developed infrastructure and legal systems. As we expand our business into new countries, we may encounter economic, regulatory, personnel, technological and other difficulties that increase our expenses or delay our ability to start up our operations or become profitable in such countries. This may affect our relationships with our clients.
If we expand our operations into new jurisdictions, we may be subject to increased operating costs, including higher employee compensation expenses in these new jurisdictions relative to our current operating costs.
We have entered into certain related-party transactions and may continue to rely on related parties for certain key development and support activities.
We have entered into, and may continue to enter into, transactions with affiliates of The Resource Group Limited (“TRGI”) for corporate and operational services. Such transactions may not have been entered into on an arm’s-length basis, and we may have achieved more favorable terms because such transactions were entered into with our related parties. We rely on, and will continue to rely on, our related parties to maintain these services. If the pricing for these services changes, or if our related parties cease to provide these services, including by terminating agreements with us, we may be unable to obtain replacements for these services on the same terms without disruption to our business. This could have a material effect on our business, results of operations and financial condition.

Our facilities operate on leasehold property, and our inability to renew our leases on commercially acceptable terms or at all may adversely affect our results of operations.
Our facilities operate solely on leasehold property. Our leases are subject to renewal, and we may be unable to renew such leases on commercially acceptable terms or at all. Our inability to renew our leases, or a renewal of our leases with a rental rate higher than the prevailing rate under the applicable lease prior to expiration, may have an adverse impact on our operations, including disrupting our operations or increasing our cost of operations. In addition, in the event of non-renewal of our leases, we may be unable to locate suitable replacement properties for our facilities or we may experience delays in relocation that could lead to a disruption in our operations. Any disruption in our operations could adversely affect us.
Legal and Regulatory Risks
Our global operations and customers expose us to numerous legal and regulatory requirements.
We operate in and provide solutions to our clients’ customers in multiple countries and continents around the world and in varied industries, including highly-regulated ones. We also have and may seek to expand operations in emerging market jurisdictions where legal systems may be less developed or familiar to us. As a result, we are subject to numerous, and sometimes conflicting, legal regimes on matters as diverse as outsourcing, anti-corruption, content requirements, trade restrictions and similar controls, tariffs, taxation, sanctions, export control, anti-corruption, anti-bribery, employment, immigration, internal and disclosure control obligations, securities regulation, anti-competition, data security, privacy, taxation, and labor protection and relations. We may be particularly impacted by legal regimes regarding the following:
•Data Privacy Laws. We and our customers may be subject to privacy- and data protection-related laws and regulations that impose obligations in connection with the collection, use, storage, transfer, dissemination, security, and/or other processing (“Processing”) of personal information (such personal information collectively with all information defined or described by applicable law as “personal data,” “personally identifiable information,” “PII” or any similar term, is referred to as personal information), data, financial data, health data or other similar data. In the United States, the privacy and data protection rules and regulations to which we may be subject include those promulgated under the authority of the FTC, state regulators, and regulator enforcement positions and expectations. Similarly, many foreign countries and governmental bodies, including the EU member states and the United Kingdom, have laws and regulations concerning the processing of personal information obtained from their residents and individuals located in the EU or UK or by businesses operating within their jurisdiction, which are often more restrictive and apply more broadly than those in the United States. We also are—or would be—subject to data protection and information security laws in other jurisdictions in which we operate, including in the Philippines and Pakistan. Laws in these and other countries are continuing to evolve. Any actual or perceived failure to safeguard personal information or other information in our possession or control, appropriately destroy or redact such data, or otherwise comply with these regulations may subject us to litigation, regulatory investigations, or enforcement actions, thus causing damage to our reputation and adversely affect our ability to attract or retain customers.
•Telecommunications Laws. Working with clients in the telecommunications, technology and cable industries means that we may process or come into possession of data that must be treated with special care. For example, in the United States, telecommunications providers are subject to rules on the use and sharing of Customer Proprietary Network Information (“CPNI”). The Telecommunications Act of 1996 limits the uses to which such information may be put, and the parties with whom it may be shared, absent customer permission. It also requires that CPNI be adequately safeguarded. Two U.S. federal agencies, the Federal Trade Commission (“FTC”) and the Federal Communications Commission (“FCC”), and various states have enacted laws including, at the federal level, the Telephone Consumer Protection Act of 1991, that restrict the placing of certain telephone calls and texts to residential and wireless telephone subscribers by means of automatic telephone dialing systems, prerecorded or artificial voice messages and fax machines. Internationally, we are also subject to similar laws imposing limitations on marketing calls to wireline and wireless numbers and compliance with do not call rules. These laws require companies to institute processes and safeguards to comply with these restrictions. Some of these laws can be enforced by the FTC, FCC, state attorney generals, foreign regulators or private party litigants.

•Import and Export Laws. Various countries regulate the import and export of certain encryption and other technology, including import and export permitting and licensing requirements, and have enacted laws that could limit our ability to distribute our products or could limit our users’ ability to access our products in those countries. Changes in our products, or future changes in export and import regulations may prevent our users with international operations from utilizing our products globally or, in some cases, prevent the export or import of our products to certain countries, governments, or persons altogether. Any change in export or import regulations, economic sanctions, or related legislation, or change in the countries, governments, persons, or technologies targeted by such regulations, could result in decreased use of our products by, or in our decreased ability to export or sell products to, existing or potential users with international operations.
•Anti-Corruption Laws. In many parts of the world, including countries in which we operate or seek to expand, practices in the local business community may not conform to international business standards and could violate anti-corruption laws or regulations, including the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act 2010 and the Bermuda Bribery Act of 2016. Our employees, subcontractors, agents and other third parties with which we associate could take actions that violate our policies or procedures designed to promote legal and regulatory compliance or applicable anti-corruption laws or regulations. As we continue our international business, we may also engage with distributors and third-party intermediaries to market our solutions and to obtain necessary permits, licenses, and other regulatory approvals. In addition, we or our third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities.
U.S. laws can often differ in various respects from the laws of the Philippines, Jamaica, Pakistan, and Nicaragua, where we have significant operations, and other jurisdictions where we operate or may seek to expand. The enforcement, requirements, and interpretations of these laws and regulations may change, and new laws, regulations, or other legal obligations or industry standards may arise.
Compliance with diverse legal requirements is costly, time-consuming and requires significant resources. Compliance may also impair our competitiveness to the extent other jurisdictions have less or varied requirements for operation. Violations of one or more of these laws or regulations in the conduct of our business or in the performance of our obligations to our clients, including through third parties, could result in significant fines or penalties, civil enforcement actions, criminal prosecution or sanctions against us or our officers, disgorgement of profit, prohibitions on doing business, suspension or disqualification from work, including U.S. federal contracting, restrictions on the sale or supply of certain products and services, liability for significant monetary damages, unfavorable publicity and other reputational damage, restrictions on our ability to process information and allegations by our clients that we have not performed our contractual obligations. We can also be held liable for the corrupt or other illegal activities of third-party intermediaries, our employees, representatives, contractors, partners and agents, even if we do not explicitly authorize such activities. Due to the varying degrees of development of the legal systems of the countries in which we operate, local laws might be insufficient to protect our rights.
We cannot predict whether any material suits, claims, or investigations may arise in the future. Regardless of the outcome of any future actions, claims, or investigations, we may incur substantial defense costs and such actions may cause a diversion of management time and attention. Also, it is possible that we may be required to pay substantial damages or settlement costs.
Unauthorized or improper disclosure of personal information, breach of privacy, whether inadvertent or as the result of a cyber-attack or improperly by our employees, has resulted in liability and could harm us.
Our business depends significantly upon technology infrastructure, telephone systems, data and other equipment and systems. Internal or external attacks on any of those could disrupt the normal operations of our facilities and impede our ability to provide critical solutions to our clients, thereby subjecting us to liability under our contracts. In addition, our business involves the use, storage, and transmission of information about our employees, our clients, and customers of our clients in connection with our solutions such as personal information of the customers of our clients. Our security controls over our systems, as well as other security practices we follow, may not in the future prevent the improper access to or disclosure of personal information or proprietary information. Such incidents or disclosure could harm our reputation and subject us to significant liability under our contracts and laws that protect personal information, resulting in increased costs or loss of revenue.
For example, in August 2020, we detected a ransomware attack that briefly impacted a portion of our information technology systems and resulted in litigation. Threat actors may again attempt to penetrate our systems or those of our vendors or fraudulently induce our personnel or the personnel of our vendors to disclose information in order to gain access to our systems or data or seek to gain a fraudulent payment (such as through a phishing/wire fraud scheme). The number and complexity of these threats continue to increase over time. If a material breach of our information technology systems or those of our vendors occurs, the market perception of the effectiveness of our security measures could be harmed and our reputation and credibility could be damaged, resulting in increased costs and potential losses to the Company.
Our insurance coverage may not be adequate to cover losses associated with security incidents, and in any case, such insurance may not cover all of the types of costs, expenses and losses we could incur to address a security incident. For more information on these risks, see the risk factors entitled “Our global operations and customers expose us to numerous legal and regulatory requirements.” and “Our business relies heavily on technology, telephone and computer systems as well as third-party telecommunications providers, which subjects us to various uncertainties.” For more information on the compliance costs related to applicable legal and regulatory requirements, see the discussion of Regulation in Part I, Item 1 of this Form 10-K.
Others could claim that we infringe on their intellectual property rights or violate contractual protections, which may result in substantial costs, diversion of resources and management attention and harm to our reputation.
We or our clients may be subject to claims that our technology infringes upon the intellectual property rights of others. Any such infringement claims may result in substantial costs, divert management attention and other resources, harm our reputation and prevent us from offering our solutions. A successful infringement claim against us could materially and adversely affect our business, resulting in our substituting inferior or costlier technologies into our platform and solutions, monetary damages, reasonable royalties or an injunction against providing some or all of our solutions.
In our contracts, we agree to indemnify our clients for expenses and liabilities resulting from claimed infringement by our solutions, in some cases excluding third-party components, of the intellectual property rights of others. In some instances, the amount of these indemnity obligations may be greater than the revenues we receive from the client under the applicable contract. In addition, we may develop work product in connection with specific projects for our clients. In some cases, we assign to clients intellectual property rights in and to some aspects of documentation or other work product developed specifically for these clients in connection with these projects, which may limit or prevent our ability to resell or reuse this intellectual property.
Risks Related to Being Incorporated in Bermuda
We may be impacted by tax matters, new legislation and actions by taxing authorities.
We may not be able to predict our future tax liabilities due to the international nature of our operations, as we are subject to the complex and varying tax laws and rules of several foreign jurisdictions. Our results of operations and financial condition could be adversely affected if tax contingencies are resolved adversely or if we become subject to increased levels of taxation. We are also subject to income taxes in the United States and numerous other foreign jurisdictions. Our tax expense and cash tax liability in the future could be adversely affected by numerous factors, including, but not limited to, changes in tax laws, regulations, accounting principles or interpretations and the potential adverse outcome of tax examinations and pending tax-related litigation. For more information, see the risk factor entitled “Our global operations and customers expose us to numerous legal and regulatory requirements.”
Changes in the valuation of deferred tax assets and liabilities, which may result from a decline in our profitability or changes in tax rates or legislation, could have a material adverse effect on our tax expense. The governments of foreign jurisdictions from which we deliver solutions may assert that certain of our clients have a “permanent establishment” in such foreign jurisdictions by reason of the activities we perform on their behalf, particularly those clients that exercise control over or have substantial dependency on our solutions. Such an assertion could affect the size and scope of the solutions requested by such clients in the future.
Transfer pricing regulations, to which we are subject, require that any transaction among us and our subsidiaries be on arm’s-length terms. If the applicable tax authorities were to determine that the transactions among us and our subsidiaries do not meet arm’s-length criteria, we may incur increased tax liability, including accrued interest and penalties.
On December 5, 2017, following an assessment of the tax policies of various countries by the Code of Conduct Company for Business Taxation of the European Union, the Council of the European Union (the “Council”) approved and published Council conclusions containing a list of “non-cooperative jurisdictions” for tax purposes. In response to the Council’s findings, on December 31, 2018, the Bermuda government enacted the Economic Substance Act 2018, and related regulations, as subsequently amended (the “Substance Act”), with effect from July 1, 2019 for existing Bermuda entities, requiring certain entities in Bermuda engaged in “relevant activities” to maintain a substantial economic presence in Bermuda and to satisfy economic substance requirements. The list of “relevant activities” includes holding entities, and the legislation requires Bermuda companies engaging in a “relevant activity” to be locally managed and directed, to carry on core income generating activities in Bermuda, to maintain adequate physical presence in Bermuda, and to have an adequate level of local full time qualified employees and incur adequate operating expenditure in Bermuda. Under the Substance Act, any entity that must satisfy economic substance requirements but fails to do so could face automatic disclosure to competent authorities in the European Union of the information filed by the entity with the Bermuda Registrar of Companies in connection with the economic substance requirements and may also face financial penalties, restriction or regulation of its business activities or may be struck as a registered entity in Bermuda. As a result of implementing the Substance Act, Bermuda does not currently appear on the Council’s list of “non-cooperative jurisdictions” for tax purposes. However, in February 24, 2022, the Council temporarily added Bermuda to the list of cooperative jurisdictions that have committed to implement good tax governance principles (Annex II, also known as the “Grey List”), and in October 2022, Bermuda was returned to being “White Listed,” as it fully complied with the additional requirements of the Council. Although we believe we comply with the requirements of the Substance Act, we are not able to predict how the Bermuda authorities will interpret and enforce the Substance Act or the potential impact of compliance or noncompliance on our results of operations and financial condition.
Moreover, the current U.S. administration and certain members of the U.S. Congress have stated that one of their top legislative priorities is significant reform of the Internal Revenue Code. On August 16, 2022, the United States enacted the Inflation Reduction Act of 2022, which introduces a fifteen percent corporate minimum tax and a one percent excise tax on stock repurchases. We continue to evaluate the Inflation Reduction Act and its requirements, as well as its application to our business.
Prospective investors should consult their tax advisors regarding the potential impact to them of the Inflation Reduction Act and any subsequent legislative changes and administrative guidance to them. Furthermore, the Organization for Economic Cooperation and Development (the “OECD”) is leading an initiative under its base erosion and profit shifting (“BEPS”) project aimed at imposing a global minimum tax rate. On October 8, 2021, the OECD announced the OECD/G20 Inclusive Framework on Base Erosion and Profit Shifting, which agreed to a two-pillar solution to address tax challenges arising from the digitalization of the economy, with the intention of implementing the proposed “Pillar One” in 2024. On December 20, 2021, the OECD released the Pillar Two Model Rules defining the global minimum tax, which call for the taxation of multinational enterprises (having consolidated revenues in excess of €750 million) at a minimum rate of 15%. The OECD continues to release additional guidance on the two-pillar framework with widespread implementation anticipated by 2024.
Although these rules are not currently applicable to the Company, the Company operates in participating countries that are expected to implement the OECD’s two-pillar agreement by entering into a multilateral convention and enacting domestic legislation by 2024. At this stage, it is difficult to predict whether and to what extent such legislative changes will impact us, however, the legislation could have implications for international companies based in Bermuda, increase our future global effective tax rate and have a material effect on our future financial position and results of operations.

We may become subject to taxes in Bermuda after 2035.
The Bermuda Minister of Finance, under the Exempted Undertakings Tax Protection Act 1966 of Bermuda, as amended, has given us assurances that if any legislation is enacted in Bermuda that would impose tax computed on profits or income, or computed on any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance tax, then the imposition of any such tax will not be applicable to us or any of our operations, shares, debentures or other obligations until March 31, 2035, except insofar as such tax applies to persons ordinarily residing in Bermuda or to any taxes payable by us in respect of real property owned or leased by us in Bermuda. Given the limited duration of the Bermuda Minister of Finance’s assurance, we cannot assure shareholders that we will not be subject to any Bermuda tax after March 31, 2035.
Bermuda law differs from the laws in effect in the United States and may afford less protection to holders of our common shares.
We are incorporated under the laws of Bermuda. As a result, our corporate affairs are governed by the Companies Act 1981, as amended (the “Companies Act”) which differs in some material respects from laws typically applicable to U.S. corporations and shareholders, including the provisions relating to interested directors, amalgamations, mergers and acquisitions, takeovers, shareholder lawsuits and indemnification of directors. Generally, the duties of directors and officers of a Bermuda company are owed to the company only. Shareholders of Bermuda companies typically do not have rights to take action against directors or officers of the company and may only do so in limited circumstances. Class actions are not available under Bermuda law. The circumstances in which derivative actions may be available under Bermuda law are substantially more prescribed and less clear than they would be to shareholders of U.S. corporations. The Bermuda courts, however, would ordinarily be expected to permit a shareholder to commence an action in the name of a company to remedy a wrong to the company where the act complained of is alleged to be beyond the corporate power of the company or illegal, or would result in the violation of the company’s memorandum of association or bye-laws. Furthermore, consideration would be given by a Bermuda court to acts that are alleged to constitute a fraud against the minority shareholders or, for instance, where an act requires the approval of a greater percentage of the company’s shareholders than that which actually approved it. However, our bye-laws contain a provision by virtue of which unless we consent in writing to the selection of an alternative forum, the United States District Court for the Southern District of New York will be the exclusive forum for any private action asserting violations by us or any of our directors or officers of the Securities Act or the Exchange Act, or the rules and regulations promulgated thereunder, and of all suits in equity and actions at law brought to enforce any liability or duty created by those statutes or the rules and regulations under such statutes. If any action the subject matter of which is within the scope of the preceding sentence is filed in a court other than the United States District Court for the Southern District of New York, the plaintiff or plaintiffs shall be deemed by this provision of the bye-laws (i) to have consented to removal of the action by us to the United States District Court for the Southern District of New York, in the case of an action filed in a state court, and (ii) to have consented to transfer of the action pursuant to 28 U.S.C. § 1404 to the United States District Court for the Southern District of New York. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. Accordingly, there is uncertainty as to whether a court would enforce such provision with respect to claims under the Securities Act, and in any event, our shareholders cannot waive compliance with federal securities laws and the rules and regulations thereunder. If a court were to find the choice of forum provision to be unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions.
When the affairs of a company are being conducted in a manner that is oppressive or prejudicial to the interests of some shareholders, one or more shareholders may apply to the Supreme Court of Bermuda, which may make such order as it sees fit, including an order regulating the conduct of the company’s affairs in the future or ordering the purchase of the shares of any shareholders by other shareholders or by the company. In addition, under our bye-laws and as permitted by Bermuda law, each shareholder has waived any claim or right of action against our directors or officers for any action taken by directors or officers in the performance of their duties, except for actions involving fraud or dishonesty. In addition, the rights of holders of our common shares and the fiduciary responsibilities of our directors under Bermuda law are not as clearly established as under statutes or judicial precedent in existence in jurisdictions in the United States, particularly the State of Delaware. Therefore, holders of our common shares may have more difficulty protecting their interests than would shareholders of a corporation incorporated in a jurisdiction within the United States.
Any U.S. or other foreign judgments you may obtain against us may be difficult to enforce against us in Bermuda.
We are incorporated in Bermuda and a significant portion of our assets is located outside the United States. In addition, certain of our directors are non-residents of the United States. As a result, it may be difficult or impossible for U.S. investors to serve process within the United States upon us or our directors and executive officers, or to enforce a judgment against us for civil liabilities in U.S. courts.
In addition, you should not assume that courts in the countries in which we are incorporated or where our assets are located would enforce judgments of U.S. courts obtained in actions against us based upon the civil liability provisions of applicable U.S. federal and state securities laws or would enforce, in original actions, liabilities against us based on those laws.
Risks Related to Our Common Shares
We are a “controlled company” within the meaning of the rules of Nasdaq and, as a result, qualify for, and intend to rely on, exemptions from certain corporate governance requirements.
Our bye-laws provide that any shareholder holding 50% or more of the nominal value of our voting shares will have the right to appoint five directors to our board of directors. If there is no such 50% holder, then any shareholder holding 25% or more of the nominal value of our voting shares (first in time as compared to any other 25% shareholder) will have the right to appoint five directors to our board of directors. Our board of directors is currently set at eight members. TRGI is the first-in-time shareholder, holding 30% by nominal value of the voting shares of the Company as of June 30, 2023 and thus holds the right to appoint five of the eight members of our board of directors (a majority). As a result, we are a “controlled company” within the meaning of the corporate governance standards of Nasdaq. Under these rules, a company of which more than 50% of the voting power in the election of directors is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements. For example, controlled companies, within one year of the date of the listing of their common stock:
1.are not required to have a board of directors that is composed of a majority of “independent directors” as defined under the Nasdaq rules;

2.are not required to have a compensation committee that is composed entirely of independent directors;

3.are not required to have director nominations be made, or recommended to the full board of directors, by our independent directors or by a nomination committee that is composed entirely of independent directors.
Accordingly, you may not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of Nasdaq.
Our executive officers, directors and principal shareholders have the ability to control all matters submitted to shareholders for approval.
Our executive officers, directors and shareholders owning more than 5% of our outstanding common shares, which we refer to as our principal shareholders, beneficially own shares representing greater than 50% of our outstanding common shares as of June 30, 2023. As a result, if some or all of these shareholders were to choose to act together, they would be able to control all matters submitted to our shareholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, amalgamation, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other shareholders may desire.

Our largest shareholder, The Resource Group International Limited, and its major shareholder, TRG Pakistan Limited, have substantial control over us and could limit your ability to influence the outcome of key transactions, including any change of control.
As of June 30, 2023, our largest shareholder, TRGI, beneficially owns, in the aggregate, approximately 30% of our outstanding common shares. As of June 30, 2023, TRG Pakistan Limited (“TRGP”), a publicly traded Pakistan corporation listed on the Pakistan Stock Exchange, beneficially owned 45% of TRGI’s outstanding voting securities (with an ability to vote up to 69% of TRGI’s total voting securities with the consent of the chief executive officer of TRGI). In addition, while TRGI has voting and dispositive control over its ibex shares, TRGP holds the economic interest in those shares. The members of the boards of directors of TRGP and TRGI have some overlap, and TRGP has the exclusive right to appoint three out of the seven directors at TRGI, with the remaining directors appointed jointly with or solely by other shareholders of TRGI. John Leone serves as a director of each of TRGP and TRGI and also serves as TRGI’s chairman. Mohammed Khaishgi serves as a director and the chief executive officer of TRGI.
Additionally, pursuant to a stockholder’s agreement, dated September 15, 2017, between TRGI and us (the “TRGI Stockholder’s Agreement”), we will not take or commit to take, or cause or permit any of our subsidiaries to take, certain enumerated actions without TRGI’s consent, to be withheld or given in TRGI’s sole discretion. The TRGI Stockholder’s Agreement will remain in effect until the date that TRGI ceases to hold 10% or more of all shares issued by us, as measured on an as-converted basis. As a result, we expect that TRGP and TRGI will be able to exert significant influence over our business. TRGP and TRGI may have interests that differ from your interests and may cause TRGI’s shares in our company to be voted in a way with which you disagree and that may be adverse to your interests. The concentration of ownership of our share capital may have the effect of delaying, preventing or deterring a change of control of our company and its subsidiaries, as well as certain M&A activity and securities offerings, and could deprive our shareholders of an opportunity to receive a premium for their common shares as part of a sale of our company and may adversely affect the market price of our common shares. In addition, because of the terms of our bye-laws providing rights to TRGI, as the first-in-time shareholder of 25% or more of the nominal value of our voting shares, to appoint a majority of our directors, we are able to take advantage of exemptions from the Nasdaq corporate governance rules for as long as we continue to qualify as a “controlled company” within the meaning of the Nasdaq corporate governance standards. Our bye-laws provide that any shareholder holding 50% or more of the nominal value of our voting shares will have the right to appoint five directors to our board of directors. If there is no such 50% holder, then any shareholder holding 25% or more of the nominal value of our voting shares (first in time as compared to any other 25% shareholder) will have the right to appoint five directors to our board of directors.
The anticipated strategic and financial benefits of our relationship with Amazon may not be realized.
On November 13, 2017, we issued to Amazon.com NV Investment Holdings LLC, a subsidiary of Amazon.com, Inc. (“Amazon”), a 10-year warrant to acquire approximately 10.0% of our equity on a fully diluted and as-converted basis as of the date of issuance of the warrant. We issued this warrant to Amazon with the expectation that the warrant would result in various benefits including, among others, growth in revenues and improved cash flows. Achieving the anticipated benefits from the warrant is subject to a number of challenges and uncertainties. If we are unable to achieve our objectives or if we experience delays, the expected benefits may be only partially realized or not at all, or may take longer to realize than expected, which could adversely impact our financial condition and results of operations.

Our future earnings and earnings per share could be adversely impacted by the Amazon Warrant and if Amazon exercises its right to acquire our common shares pursuant to the Amazon Warrant, it will dilute the ownership interests of our then-existing shareholders and could adversely affect the market price of our common shares.
The Amazon Warrant increases the number of diluted shares reported, which has an effect on our fully diluted earnings per share. If Amazon exercises its right to acquire our common shares pursuant to the Amazon Warrant, it will dilute the ownership interests of our then-existing shareholders and reduce our earnings per share. In addition, any sales in the public market of any common shares issuable upon the exercise of the Amazon Warrant by Amazon could adversely affect the market price of our common shares.

We are an emerging growth company, and the reduced disclosure requirements applicable to emerging growth companies may make our common shares less attractive to investors.
We are an emerging growth company (“EGC”), as defined in the Jumpstart Our Business Startups Act (the “JOBS Act”), and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not EGCs including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), reduced financial disclosure obligations, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and any golden parachute payments not previously approved. We may take advantage of these provisions until we are no longer an EGC. We would cease to be an EGC upon the earliest to occur of: the last day of the fiscal year in which we have more than $1.235 billion in annual revenue; the date we qualify as a “large accelerated filer,” with at least $700 million of equity securities held by non-affiliates; the issuance, in any three-year period, by us of more than $1.0 billion in non-convertible debt securities; and the last day of the fiscal year ending after the fifth anniversary of our initial public offering. If we take advantage of any of these reduced reporting requirements in future filings, the information that we provide our security holders may be different than you might get from other public companies in which you hold equity interests. We cannot predict if investors will find our common shares less attractive because we may rely on these exemptions. If some investors find our common shares less attractive as a result, there may be a less active trading market for our common shares and our share price may be more volatile.
The transition from foreign private issuer to U.S. domestic issuer status effective from July 1, 2023, requires us to comply with the U.S. domestic reporting requirements under the Exchange Act and will result in significant additional compliance activity and likely increased costs and expenses.
Until June 30, 2023, we were a “foreign private issuer” as such term is defined in Rule 405 of Regulation C, under the Securities Act and Rule 3b-4 under the Exchange Act. As a foreign private issuer, we were not required to comply with all the periodic disclosure and current reporting requirements of the Exchange Act and related rules and regulations. In the annual review on December 31, 2022, it was determined that we no longer meet the criteria to remain a foreign private issuer and are therefore required to comply with U.S. domestic issuer requirements, which apply to us effective from July 1, 2023.
The regulatory and compliance costs to us under U.S. securities laws as a U.S. domestic issuer may be significantly more than costs we incurred as a foreign private issuer. We are now required to file periodic reports and registration statements on U.S domestic issuer forms with the SEC, which are more detailed and extensive in certain respects than the forms available to a foreign private issuer. We are required under current SEC rules to prepare our consolidated financial statements in accordance with U.S. GAAP as opposed to the International Financial Reporting Standards (“IFRS”). Such conversion and modifications incurred additional one-time costs to present our financial statements retrospectively. In addition, we have lost our ability to rely upon exemptions from certain requirements related to the preparation and solicitation of proxies (including compliance with full disclosure obligations regarding executive compensation in proxy statements) and the exemption from filing beneficial ownership reports under Section 16. We expect the loss of our foreign private issuer status will increase our future legal and financial compliance costs and will make some activities more time-consuming and costly.
We incur increased costs and demands upon management as a result of complying with the laws and regulations affecting public companies.
As a public company, we incur significantly greater legal, accounting and other expenses than we incurred as a private company. We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”), and Nasdaq rules and regulations. These requirements have increased and will continue to increase our legal, accounting and financial compliance costs and have made and will continue to make some activities more time consuming and costly.

The Sarbanes-Oxley Act requires, among other things, that we assess the effectiveness of our internal control over financial reporting annually and the effectiveness of our disclosure controls and procedures quarterly. In particular, Section 404 of the Sarbanes-Oxley Act (“Section 404”) requires us to perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on, and our independent registered public accounting firm potentially to attest to, the effectiveness of our internal control over financial reporting. As an EGC, we avail ourselves of the exemption from the requirement that our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting under Section 404. However, we may no longer avail ourselves of this exemption when we cease to be an EGC. When our independent registered public accounting firm is required to undertake an assessment of our internal control over financial reporting, the cost of our compliance with Section 404 will correspondingly increase. Our compliance with applicable provisions of Section 404 will require that we incur substantial accounting expense and expend significant management time on compliance-related issues as we implement additional corporate governance practices and comply with reporting requirements. Moreover, if we are not able to comply with the requirements of Section 404 applicable to us in a timely manner, or if we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our shares could decline and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.
Furthermore, investor perceptions of our company may suffer if deficiencies are found, and this could cause a decline in the market price of our common shares. Irrespective of compliance with Section 404, any failure of our internal control over financial reporting could have a material adverse effect on our stated operating results and harm our reputation. If we are unable to implement these requirements effectively or efficiently, it could harm our operations, financial reporting, or financial results and could result in an adverse opinion on our internal control from our independent registered public accounting firm.
After we are no longer an EGC, or sooner if we choose not to take advantage of certain exemptions set forth in the JOBS Act, we expect to incur significant expenses and devote substantial management effort toward ensuring compliance with the auditor attestation requirements of Section 404. In that regard, we will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge.
If we are unable to maintain effective internal control over financial reporting, our results of operations and the price of our common shares could be adversely affected.
During the audits for our fiscal years ended June 30, 2023, 2022, and 2021, we and our independent registered public accounting firms identified a material weakness in our internal control over financial reporting related to the accounting for complex non-routine transactions. Specifically, there was a design deficiency due to the lack of sufficient experienced accounting professionals to review the accounting for complex non-routine transactions which resulted in us not accounting for certain adjustments properly as part of our conversion from IFRS to U.S. GAAP.

We cannot assure you that the measures we have taken to date, and actions we may take in the future, will prevent potential future material weaknesses. In addition, our independent registered public accounting firm has not performed an evaluation of our internal control over financial reporting in accordance with the provisions of the Sarbanes-Oxley Act because no such evaluation has been required to date. Once we no longer qualify as an EGC, the independent registered public accounting firm that audits our financial statements will also be required to audit our internal control over financial reporting. Any delays or difficulty in satisfying these requirements could adversely affect our future results of operations and the price of our shares. Moreover, it may cost us more than we expect to comply with these control- and procedure-related requirements. Failure to comply with Section 404 or to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations could potentially result in a loss in investor confidence in our reported financial information and subject us to sanctions or investigations by regulatory authorities.

If we are unable to successfully remediate this or an any future material weaknesses in our internal control over financial reporting or identify any additional material weaknesses, the accuracy and timing of our financial reporting may be adversely affected, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports and applicable stock exchange listing requirements, investors may lose confidence in our financial reporting, and our share price may decline as a result.
Certain U.S. holders of our common shares may suffer adverse U.S. tax consequences if we are characterized as a passive foreign investment company.
Based on our gross income and the average value of our gross assets, and our current share price, as well as the nature of our business, we do not expect to be classified as a “passive foreign investment company,” or PFIC, for U.S. federal income tax purposes for the current tax year or in tax years in the foreseeable future. A corporation organized outside the United States generally will be classified as a PFIC for U.S. federal income tax purposes in any taxable year in which at least 75% of its gross income is passive income or, on average, at least 50% of the gross value of its assets is attributable to assets that produce passive income or are held for the production of passive income. Passive income for this purpose generally includes dividends, interest, royalties, rents and gains from commodities and securities transactions. Our status in any taxable year will depend on our assets and activities in each year, and because this is a factual determination made annually after the end of each taxable year, there can be no assurance that we will not be considered a PFIC for the current taxable year or any future taxable year. The market value of our assets may be determined in large part by reference to the market price of our common shares, which is likely to fluctuate. If we were to be treated as a PFIC for any taxable year during which a U.S. holder held our common shares, however, certain adverse U.S. federal income tax consequences could apply to the U.S. holder.
A significant portion of our total outstanding shares may be sold into the market in the near future. This could cause the market price of our common shares to drop significantly, even if our business is doing well.
Sales of a substantial number of our common shares in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common shares. As of September 1, 2023, we have 18,303,853 outstanding common shares. Certain of our security holders have rights, subject to some conditions, to require us to file registration statements covering common shares that it holds or to include their shares in registration statements that we may file for ourselves or for other shareholders.
Anti-takeover provisions in our bye-laws could make an acquisition of us, which may be beneficial to our shareholders, more difficult and may prevent attempts by our shareholders to replace or remove our current management.
Provisions in our bye-laws may delay or prevent an acquisition of us or a change in our management. In addition, by making it more difficult for shareholders to replace members of our board of directors, these provisions also may frustrate or prevent any attempts by our shareholders to replace or remove our current management because our board of directors is responsible for appointing the members of our management team. These provisions include:
•the ability of our board of directors to determine the rights, preferences and privileges of our preferred shares and to issue the preferred shares without shareholder approval; and
•the ability of our major shareholder (i.e., a shareholder holding 50% or more; in the absence of such a holder, 25% or more) to appoint directors to the Board.
These provisions could make it more difficult for a third party to acquire us, even if the third party’s offer may be considered beneficial by many shareholders. As a result, shareholders may be limited in their ability to obtain a premium for their shares.
We have the ability to issue preferred shares without shareholder approval.
Our common shares may be subordinate to classes of preferred shares issued in the future in the payment of dividends and other distributions made with respect to the common shares, including distributions upon liquidation or dissolution. Our board of directors is authorized to issue preferred shares without first obtaining shareholder approval. If we issue preferred shares, it will create additional securities that may have dividend or liquidation preferences senior to the common shares. If we issue convertible preferred shares, a subsequent conversion may dilute the current common shareholders’ interest.
The market price of our common shares may be volatile.
The stock market in general, and the market for equities of newer public companies in particular, have been highly volatile. As a result, the market price of our common shares is likely to be similarly volatile, and investors in our common shares may experience a decrease, which could be substantial, in the value of their common shares, including decreases unrelated to our operating performance or prospects, or a complete loss of their investment. The price of our common shares could be subject to significant fluctuations in response to a number of factors, including those listed elsewhere in this “Risk Factors” section and others such as:
•variations in our operating performance and the performance of our competitors;
•actual or anticipated fluctuations in our quarterly or annual operating results;
•changes in our revenues or earnings estimates or recommendations by securities analysts;
•publication of research reports by securities analysts about us or our competitors in our industry;
•failure of securities analysts to initiate or maintain coverage of us, changes in ratings and financial estimates and the publication of other news by any securities analysts who follow our company, or our failure to meet these estimates or the expectations of investors;
•our failure or the failure of our competitors to meet analysts’ projections or guidance that we or our competitors may give to the market;
•additions or departures of key personnel;
•strategic decisions by us or our competitors, such as acquisitions, divestitures, spin-offs, joint ventures, strategic investments or changes in business strategy;
•announcement of technological innovations by us or our competitors;
•the passage of legislation, changes in interpretations of laws or other regulatory events or developments affecting us;
•speculation in the press or investment community;
•changes in accounting principles;
•terrorist acts, acts of war or periods of widespread civil unrest;
•health pandemics (including the Pandemic);
•changes in general market and economic conditions;
•changes or trends in our industry;
•investors’ perception of our prospects; and
•adverse resolution of any new or pending litigation against us.
In the past, securities class action litigation has often been initiated against companies following periods of volatility in their stock price. This type of litigation could result in substantial costs and divert our management’s attention and resources and could also require us to make substantial payments to satisfy judgments or to settle or defend litigation.
We may not pay any dividends. Accordingly, investors may only realize future gains on their investments if the price of their common shares increases, which may never occur.
We have never declared or paid any dividends, other than (i) a dividend declared by one of our subsidiaries during the fiscal year ended June 30, 2017, the remaining $1.6 million of which was paid during the fiscal year ended June 30, 2019, and (ii) on July 21, 2020, our board of directors approved a one-time dividend of $4.0 million to our shareholders reflecting a portion of the cash generation from the business during fiscal year 2020. We currently do not plan to declare dividends on our common shares in the foreseeable future. We currently intend to retain all of our future earnings, if any, to finance the growth and development of our business. The payment of dividends, if any, would be at the discretion of our board of directors and would depend on our results of operations, capital requirements, financial condition, prospects, contractual arrangements, any limitations on payment of dividends present in our current and future debt agreements and other factors that our board of directors may deem relevant. Accordingly, if our board of directors deems it appropriate not to pay any dividends, our investors may only realize future gains on their investments if the price of their common shares increases, which may never occur.

ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 2.    PROPERTIES
Our executive management offices are located in Washington, D.C., which consist of approximately 5,300 square feet of office space and serves as the headquarters for senior management and the financial, information technology and administrative departments.
As of June 30, 2023, we operated 31 delivery centers in the following countries:

Country	Number of centers	Number of workstations
United States	4	1,290
Philippines	8	7,825
Pakistan	9	2,952
Jamaica	5	5,353
Nicaragua	4	2,710
Honduras	1	428
Total	31	20,558
We lease all of our facilities and do not own any real property. Lease terms are negotiated on an individual basis and contain a wide range of different terms and conditions. Leases are typically made for a fixed period of 3 to 7 years and may include renewal options to provide operational flexibility.

The Company believes that all of its facilities are adequately maintained and in good operating condition. We expect to procure additional space in the future as we continue to add employees and expand geographically to meet the demands of the business.
ITEM 3.    LEGAL PROCEEDINGS
From time to time, the Company has been involved in legal actions, both as plaintiff and defendant, which arise in the ordinary course of business. The Company accrues for exposures associated with such legal actions to the extent that losses are deemed both probable and reasonably estimable. To the extent specific reserves have not been made for certain legal proceedings, their ultimate outcome, and consequently, an estimate of possible loss, if any, cannot reasonably be determined at this time.
Based on currently available information and advice received from counsel, the Company believes that the disposition or ultimate resolution of any current legal proceedings, except as otherwise specifically reserved for in its financial statements, will not have a material adverse effect on the Company’s financial position, cash flows or results of operations. See Note 9 of our audited consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data.”
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common shares began trading on the Nasdaq Global Market under the symbol “IBEX” on August 7, 2020. As of September 1, 2023, the sale price for the Company’s common shares, as reported by the Nasdaq, was $19.62 per share.

As of September 1, 2023, we had 147 holders of record of our common shares.
Dividend Distribution Policy
We currently do not plan to declare dividends on our common shares in the foreseeable future. We currently intend to retain all of our future earnings, if any, to finance the growth and development of our business. The payment of dividends, if any, would be at the discretion of our board of directors and would depend on our results of operations, capital requirements, financial condition, prospects, contractual arrangements, any limitations on payment of dividends present in our current and future debt agreements and other factors that our board of directors may deem relevant.
Purchases of Equity Securities By The Issuer And Affiliated Purchasers
On December 8, 2021, we announced that our board of directors had authorized the repurchase of up to $20 million of our common shares. The repurchase authorization expired as of December 8, 2022. All repurchases under this program were funded with our existing cash balance. A total of 245,447 shares of our common shares were repurchased, at an average price paid per share of $15.
Under this program, repurchases were authorized to be made from time to time through open market transactions at prevailing market prices, in privately negotiated transactions, in block trades and/or through other legally permissible means, depending on the market conditions and in accordance with applicable rules and regulations. The actual timing, number, and dollar amount of repurchase transactions was determined by management at its discretion and was dependent on multiple factors including, but not limited to, the market price of our common shares, general market and economic conditions, and compliance with Rule 10b-18 and/or Rule 10b5-1 under the Exchange Act. The repurchase program did not obligate us to acquire any particular amount of common shares.
Recent Sale of Unregistered Securities and Use of Proceeds
None.
Stock Performance Graph
This performance graph shall not be deemed "soliciting material" or to be "filed" with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of the Company under the Securities Act or the Exchange Act.

The following graph shows a comparison of the cumulative total return for our common shares, the Standard & Poor’s (“S&P”) 500 Index, and the S&P IT Consulting and Other Services Index.

The graph assumes that $100 was invested at the market close on August 7, 2020, the date our common shares began trading on the Nasdaq, in our common shares, the S&P 500 Index, and the S&P IT Consulting and Other Services Index. The stock price performance of the following graph is not necessarily indicative of future stock price performance.

4-Year Cumulative Total Return
150
140
130
120
110
100
90
08/07/20
06/30/21
06/30/22
06/30/23
Ibex Limited
S&P 500 Index
S&P IT Consulting and Other Services Index

	August 7,	June 30,
	2020	2021	2022	2023
Ibex Limited	$100	$127	$110	$138
S&P 500 Index	$100	$130	$116	$139
S&P IT Consulting and Other Services Index	$100	$124	$114	$119
ITEM 6.    [RESERVED]
ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with the audited Consolidated Financial Statements and accompanying notes thereto included elsewhere in this Form 10-K. Unless otherwise noted, all of the financial information in this Form 10-K is consolidated financial information for the Company. The forward-looking statements in this discussion regarding our industry and the industries we serve, our expectations regarding our future performance, liquidity and capital resources and other non-historical statements in this discussion are subject to numerous risks and uncertainties. See "Cautionary Note Regarding Forward-Looking Statements" and Part I, Item 1A of this Form 10-K. Our actual results may differ materially from those contained in any forward-looking statements.
This Form 10-K includes certain historical consolidated financial and other data for IBEX (“ibex,” “we,” “us,” “our” or the “Company”). The following discussion provides a narrative of our financial condition and results of operations for the fiscal year ended June 30, 2023 compared to the fiscal year ended June 30, 2022 and fiscal year ended June 30, 2022 compared to fiscal year ended June 30, 2021.
Overview
ibex delivers innovative business process outsourcing (“BPO”), smart digital marketing, online acquisition technology, and end-to-end customer engagement solutions to help companies acquire, engage, and retain valuable customers. Today, ibex operates a global CX delivery center model consisting of 31 delivery centers around the world, while deploying next-generation technology to drive superior customer experiences for many of the world’s leading companies across retail, e-commerce, healthcare, fintech, utilities and logistics. ibex leverages its diverse global team of approximately 30,000 employees together with industry-leading technology, including its WaveX platform, to manage nearly 176 million critical customer interactions, adding over $2.2B in lifetime customer revenue each year and driving a truly differentiated customer experience.
Business Highlights

During the fiscal year ended June 30, 2023, the Company continued to deliver strong financial growth, in particular, growth in our digital first solutions with leading clients in our HealthTech, e-commerce, and retail verticals, while optimizing on our geographic diversity for delivery of services to our clients. Despite macroeconomic trends modestly slowing our historical growth trends, the business performed well in several important metrics, including profit and margin expansion, strong free cash flows, new client wins with key clients in strategic verticals, and continued client and vertical diversification. Our thoughtful and deliberate changes in geographic strategy and investing in partnerships with digitally-focused clients continues to deliver results. Our integrated omni-channel and digital-first business represents 73% of our total business.
Recent Financial Highlights

The Company delivered revenues of $523.1 million, for 6% growth over the prior year, driven by increases in the HealthTech and Retail and E-commerce verticals, offset by the impact of the exit of a low margin legacy client in the Technology vertical; net income of $31.6 million increased from $21.5 million, driven by improved operational delivery, geographic mix, and the impact of pricing, which all positively impacted margins; and fully diluted earnings per share of $1.67 was up from $1.15. Despite the current macroeconomic uncertainty, these results were the strongest in our history.
Trends and Factors Affecting our Performance
There are a number of key trends and factors that have affected and may affect our results of operations.
Macroeconomic Trends

Macroeconomic factors, including but not limited to, increasing inflation and interest rates, global economic and geopolitical uncertainty, changes in foreign currency exchange rates, and the impact that these factors are having on our clients and their customers, have also impacted our financial results in fiscal year 2023. Some of our customers have increased their focus on cost reduction, resulting in decisions to shift work from onshore sites to offshore sites, which has contributed to a lower revenue growth rate in fiscal year 2023 compared to prior years. We expect that these factors to continue to impact our operations in the near term; however, we also believe that they present opportunities with both new and existing clients, as companies maintain a focus on cost reduction.

Client’s Underlying Business Performance

Demand for customer interaction services reflects a client’s underlying business performance and priorities. Growth in a client’s business often results in increased demand for our customer engagement solutions. Conversely, a decline in a client’s business generally results in a decrease in demand for our customer engagement solutions, shifting volume to lower cost geographies, and potential increases in demand for our customer acquisition and expansion solutions. The correlation between business performance and demand for outsourced customer interaction solutions can therefore be complex, and depends upon several factors, such as industry consolidation, client investments in growth, and overall macroeconomic environment, all of which can result in short term revenue volatility for providers. Demand during the fiscal year ended June 30, 2023 was constrained as compared in prior fiscal years, due in large part to the aforementioned macroeconomic conditions and uncertainty around future impacts of generative AI on our industry.

Capacity Utilization
As a significant portion of our customer interaction services are performed by customer-facing agents located in delivery facilities, our margins are impacted by the level of capacity utilization in those facilities. We incur substantial fixed expenses in operating such facilities. The greater the volume of interactions handled, the higher the utilization level of workstations within those facilities and the revenues generated to cover those fixed costs, thus the greater the percentage operating margin.
As our geographic delivery location mix has continued to shift towards lower cost geographies in the last year, we have continued to invest in additional capacity in our nearshore and offshore regions, and expect this capacity to be absorbed quickly as we continue to see demand for these regions, as buyers look to relocate work to cost advantageous markets in the near term.
Labor Costs

When compensation levels of our employees increase, we may not be able to pass on such increased costs to our clients or do so on a timely basis, which tends to depress our operating profit margins if we cannot generate sufficient offsetting productivity gains. In fiscal 2023, we continued to see increasing wage pressure in all of our geographies, in part brought on by the current global inflation and labor shortage, which is increasing competition for contact center agents from other sectors of the economy. During the year ended June 30, 2023, we have offset some of these wage increases with higher agent quality and increased productivity, higher agent retention, and increased client prices under contractual cost of living adjustments (“COLA”) leading to financial improvements. Furthermore, our overall labor cost as a percentage of revenue is impacted by the aforementioned shift in delivery location from onshore delivery centers to nearshore and offshore centers.
Delivery Location

We generate greater profit margins from our work carried out by agents located in offshore and nearshore geographies compared to our work carried out from locations in the United States. As a result, our operating margins are influenced by the proportion of our work delivered from these higher margin locations. Over time we have expanded and further diversified our delivery network by adding facilities in these locations, offering a significant relative cost advantage. Our percentage of workstations in nearshore and offshore centers increased to 94% as of June 30, 2023, up from 89% as of June 30, 2022. We regularly evaluate new markets to continue to service our clients.
Provider Performance
Generally, our clients will re-allocate spend and market share in favor of outsourcing providers who consistently perform better and add more value than their competitors. Such re-allocation of spend can either take place on a short-term basis as higher performing providers are shielded by the client against demand volatility, or on a longer term basis as the client shifts more and more of its overall outsourcing spend and volume to higher performing providers. Our revenues have generally increased with our existing clients as a result of performance-based market share gains, as well as through new client wins.

Sales Cycles and New Client Wins

We have a strong track record of winning key new client accounts and as a result of our land and expand strategy, we have been successful in winning an increasing number of new client engagements, and subsequently increasing our revenues with these clients year over year. Historically, our in-year new client wins have generated 2.5x to 3.0x revenue in the second and third years of the engagement. However, in the current slowing economic environment, sales cycles have lengthened recently resulting in growth slowing in our second half of fiscal year 2023. We believe that the sales activity will pick up pace throughout our fiscal year 2024.
Client Concentration
As a result of our track record of winning key new clients and rapidly expanding with them, we have been successful at diversifying our client base. In fiscal year 2023, our largest client accounted for 12.6% while our three largest clients accounted for 27.0% of our consolidated revenue. We now have over 55 clients with greater than $1 million in annual revenue. We believe client diversification is an important attribute in a challenging market.

Pricing
Our revenues are dependent upon both volumes and unit pricing for our various CLX services. Client pricing is often expressed in terms of a base price per minute or hour as well as, in limited cases, with bonuses and occasionally penalties depending upon our achievement of certain client objectives. In fiscal year 2023, the tightening in the global labor market and corresponding wage inflation, as well as additional facilities expenses due to and increase in costs post-Pandemic, has resulted in us pursuing and successfully negotiating price increases or cost of living adjustments with many of our clients.
Within our customer engagement solution, pricing for services delivered from onshore locations is higher than pricing for services delivered from offshore locations, largely driven by higher wage levels in onshore locations. Accordingly, a shift in service delivery location from onshore to offshore locations results in a decline in absolute revenues; however, margins tend to increase, in percentage and often in absolute terms, as compared to onshore service delivery.
Attrition Among Customer Facing Agents

The outsourcing industry is generally characterized by high employee turnover. Such turnover has a significant impact upon profitability as recruiting and training expenses are incurred to replace departing agents. We closely monitor the markets where we operate and where we consider expanding operations as part of our efforts to stay competitive on wages. We believe our efforts to cultivate an environment conducive to employee engagement support lower attrition rates.
Increases in Expenses Related to Sourcing or Generating Leads
A key element of our customer acquisition solution is the generation or purchase of leads or projects. We either generate our leads ourselves, often through digital means, or purchase our leads from external sources. Any increase in the cost of sourcing or generating leads or changes in the rate of conversion of those leads could impact our profit margins. We occasionally experience some volatility in our internal lead generation costs, either due to competitive keyword bidding by other digital marketing agencies, or due to bidding restrictions imposed by our clients.
Increased Up-Front Costs Driven by Increased Demand
Aside from short-term increases in demand for which we tend to delay increases in headcount, an increase in demand for customer interaction services typically results in an up-front increase in employee compensation expenses, due to the in-advance need to hire and train additional employees, predominantly delivery center agents, to service client campaigns. As these expenses for hiring and training our employees are typically incurred in a period before the revenues associated with the increase in demand are recognized, it has the effect of causing an initial decrease in our operating profit margins prior to the full impact of the profitability from the additional demand.
Net Effect of Currency Exchange Rate Fluctuations
While substantially all of our revenues are generated in U.S. dollars, a significant portion of our operating expenses are incurred outside of the United States and paid for in the respective foreign currencies, principally the local currencies of the Philippines, Jamaica and Pakistan. During the fiscal year ended June 30, 2023, out of our total employee benefits expenses, 26.5% were incurred in the Philippine Pesos, 16.5% were incurred in the Jamaican Dollar and 9.2% were incurred in Pakistani Rupee. As a result, our operations are subject to the effects of changes in exchange rates against the U.S. dollar. See “Item 7A. Quantitative and Qualitative Disclosures about Market Risk.”
Seasonality
Our business performance is subject to seasonal fluctuations. Within our customer engagement solution, some of our retail-facing clients undergo an increase in activity during the calendar year-end holiday period. These seasonal effects cause differences in revenues and expenses among the various quarters of any financial year, which means that the individual quarters should not be directly compared with each other or be used to predict annual financial results. This intra-year seasonal fluctuation is common in the BPO industry, with increased volumes during the fourth calendar quarter of the year.
Within our customer acquisition solution, our revenues may increase during the summer period when households tend to move and activate telecommunications services in their new homes, as well as during the final quarter of the calendar year when the year-end holiday season begins.
Key Operational Metrics
We regularly prepare and review the following key operating indicators to evaluate our business, measure our performance, identify trends in our business, prepare financial projections, allocate resources and make strategic decisions:
Workstations

The number of workstations at all of our delivery centers is a key volume metric for our business. It is defined as the number of physical workstations at a delivery center location used for production (excluding, for example, workstations in training rooms or those used by supervisors). A single workstation will typically be used for multiple shifts, and therefore there will typically be more delivery center agents than utilized workstations. This metric can be used by investors as an indicator of how much capacity for work the Company has overall and in a certain region.

Work at home

The number of work at home seats is also a key volume metric for our business. It is defined as the number of production agents working at home (excluding, for example, management and corporate employees). Since 2020, we have enabled work at home seats, particularly onshore, which has allowed us to rationalize a number of delivery center locations, particularly in the United States. This metric may be useful for investors as they seek to understand the shifting dynamics and economics associated with onsite versus at-home work, specifically within our onshore market, as well as provide context for capacity growth without major capital expenditures.

Capacity Utilization

Capacity Utilization is an efficiency metric used within our business. We define Capacity Utilization as the number of on-site workstations in use plus the number of work at home seats divided by the number of on-site workstations, for the period under consideration, across all facilities in the region. This metric may help investors seeking to better understand how much room for revenue growth there is within the existing site footprint, as well as what future needs to capital expenditures may be associated with a need to support revenue growth. This metric also serves as a relative proxy for efficiency in terms of usage of existing space.

During fiscal year 2023, capacity utilization increased from 69% in the prior year to 77% as we continue to utilize capacity in nearshore and offshore geographies and optimize our onshore capacity. Capacity utilization was over 100% in the United States as we continued to migrate towards a work at home model.
The following table displays our capacity utilization by region for the fiscal years ended June 30, 2023, 2022, and 2021, respectively.

	As of June 30, 2023
	Total Production Workstations	In Use	Utilization %
Offshore	10,777	9,121	85%
Nearshore	8,491	5,111	60%
United States	1,290	1,580	122%
Total	20,558	15,812	77%

	As of June 30, 2022
	Total Production Workstations	In Use	Utilization %
Offshore	10,344	7,885	76%
Nearshore	8,615	5,072	59%
United States	2,445	1,890	77%
Total	21,404	14,847	69%

	As of June 30, 2021
	Total Production Workstations	In Use	Utilization %
Offshore	9,854	6,723	68%
Nearshore	5,909	5,213	88%
United States	2,153	1,773	82%
Total	17,916	13,709	77%
Results of Operations
The following summarizes the results of our operations for the fiscal years ended June 30, 2023, 2022 and 2021:

	Fiscal Year ended June 30,
($000s)	2023	2022	2021
Revenue	$523,118	$492,851	$443,388

Cost of services	374,992	373,973	335,249
Selling, general and administrative	88,663	80,153	76,976
Depreciation and amortization	18,985	18,100	14,118
Income from operations	$40,478	$20,625	$17,045

Interest expense, net	(152)	(1,246)	(1,892)
Income before income taxes	$40,326	$19,379	$15,153

Provision for income tax (expense) benefit	(8,744)	2,077	(2,064)
Net income	$31,582	$21,456	$13,089
Fiscal Years Ended June 30, 2023 and 2022
Revenue

Our revenue was $523.1 million in fiscal year 2023, an increase of $30.3 million, or 6.1%, compared to the prior year. This increase was driven by strong growth in the HealthTech vertical, which increased by $27.7 million, or 85.8% over the prior year, followed by the Retail and E-commerce vertical, which increased $26.3 million, or 27.7% over the prior year, offset by a decrease in the Technology vertical of $21.1 million, or 30.9% compared to the prior year, primarily due to the exit of a low margin legacy client.

As a percentage of total revenue, Retail and E-commerce increased to 23.2%, compared to 19.3% in the prior year. HealthTech, where we made strategic investments in early fiscal year 2020, increased to 11.5%, compared to 6.6% in the prior year. Conversely, telecommunications decreased to 16.3% compared to 18.1% in the prior year.

Operating Expenses

Cost of services
Cost of services was $375.0 million in fiscal year 2023, an increase of $1.0 million, or 0.3%, compared to last year. The increase in cost of services was primarily due to an increases in payroll and related costs, facilities, IT and telecom expenses, partially offset by decreases in reseller commissions and lead expenses and local transportation expense.
Payroll and related costs were $287.2 million in fiscal year 2023, an increase of $0.4 million, or 0.1%, compared to the prior year. As a percent of revenue, payroll costs decreased to 54.9% compared to 58.2% in the prior year and is a reflection of the increasing utilization and higher margins in our nearshore and offshore regions.
Rent and utilities expenses were $33.2 million in fiscal year 2023, an increase of $2.3 million, or 7.3%, compared to the prior year. The increase was primarily due to the full year impact of delivery center expansions over the last two years and increased utilization of these expanded delivery centers in a post-Pandemic business model. IT and telecom expenses were $11.6 million, an increase $0.9 million which was also driven by facilities expansions. Local transportation expenses were $6.8 million, a decrease of $1.2 million, or 14.6% compared to the prior year as regional transportation service was restored to pre-Pandemic operations.

Reseller commissions and lead expenses were $11.4 million in the fiscal year ended June 30, 2023, a decrease of $1.5 million, or 11.4%, compared to the prior year. The decrease was primarily related to lower year-over-year revenue associated with this expense.
Selling, general, and administrative expense (“SG&A”)

SG&A was $88.7 million in fiscal year 2023, an increase of $8.5 million, or 10.6%, compared to last year. The increase in SG&A was primarily due to an increase in payroll and related costs, an increase in share-based compensation expense, an increase in IT expense, an increase in travel expense, an increase in legal and professional fees, offset by a decrease in insurance expense.

The increases in payroll and related costs of $2.5 million were driven by our continuing investments in our sales and marketing teams as we continue to drive revenue growth in our growth verticals such as HealthTech and FinTech. The increase in share-based compensation expense of $2.6 million is primarily due to the full year impact of performance grants made at the end of fiscal year 2022. Our IT expenses increased $1.3 million year over year as we continued to invest in our IT infrastructure related to cybersecurity and a scalable platform that will be capable of supporting the growth of the business. With Pandemic-era travel restrictions lifted, we saw an increase in travel expense of $1.7 million as our teams returned to pre-Pandemic travel levels. In fiscal year 2023, an increase in legal and professional fees of $2.3 million was primarily related to strategic project consulting expense. These increases were partially offset by a decrease in insurance expenses of $1.6 million.
Depreciation and amortization expense (“D&A”)
D&A expense increased $0.9 million or 4.9%, to $19.0 million in the current year compared to the prior year due to the full year impact of delivery center expansions in prior years. As a percentage of revenue, depreciation and amortization expense was 3.6%, down from 3.7% in the prior year.
Income from operations
Income from operations was $40.5 million compared to $20.6 million in the fiscal year ended June 30, 2022. The increase was primarily driven by margin expansion as we utilized available capacity in our nearshore and offshore regions, as well as geographical mix shifts from lower-margin onshore locations to more profitable nearshore and offshore locations. The operating margin was 7.7% for fiscal year 2023 compared to 4.2% for fiscal year 2022.

Interest expense, net

Interest expense, net was $0.2 million in the fiscal year ended June 30, 2023, a decrease of $1.1 million compared to last year, primarily due to the payoff of our remaining debt.
Provision for Income Taxes

Income tax expense was $8.7 million in fiscal year ended June 30, 2023, an increase of $10.8 million compared to a $2.1 million income tax benefit in the prior year, primarily due to higher pre-tax income in the current year and approximately $4.1 million one-time benefit in the prior year related to previously unrecognized net operating losses.
Fiscal Years Ended June 30, 2022 and 2021
Revenue
Our revenue was $492.9 million in fiscal year 2022, an increase of $49.5 million, or 11.2%, compared to the prior year. This increase was driven by strong growth in the FinTech vertical, which increased by $48.8 million, or 103.5% over the prior year, followed by the Travel and logistics vertical, which increased by $20.9 million, or 46.3% over the prior year. HealthTech, where we made strategic investments in early fiscal year 2020, increased by $14.8 million, or 84.5%, compared to the prior year, while Retail and E-commerce increased $15.3 million, or 19.3% over the prior year. The growth in these verticals was offset by a decline in the Telecommunications vertical of $40.5 million, or 31.2%, compared to the prior year.

As a percentage of total revenue, Retail and E-commerce increased to 19.3%, compared to 18.0% in the prior year. FinTech and HealthTech, increased to 19.5% and 6.6%, respectively, compared to 10.6% and 4.0%, respectively, in the prior year. Conversely, telecommunications decreased to 18.1%, compared to 29.3% in the prior year.
Operating Expenses

Cost of services
Cost of services was $374.0 million in fiscal year 2022, an increase of $38.7 million, or 11.6%, compared to fiscal year 2021. The increase in cost of services was primarily due to an increases in payroll and related costs, facilities, IT and telecom expenses, partially offset by decreases in reseller commissions and lead expenses and local transportation expense.
Payroll and related costs were $286.8 million in fiscal year 2022, an increase of $39.1 million, or 15.8%, compared to the prior year. As a percentage of revenue, payroll costs increased to 58.2% compared to 55.9% in the prior year, and was primarily driven by upfront costs associated with ramping new clients during the year.
Reseller commissions and lead expenses were $12.9 million in the fiscal year ended June 30, 2022, a decrease of $0.8 million, or 6.1%, compared to the prior year. The decrease was primarily due to lower year-over-year revenue associated with this expense.

Rent and utilities expenses were $31.0 million in fiscal year 2022, an increase of $4.8 million, or 18.4%, compared to the prior year. The increase was primarily due to the expansion of existing and opening of new delivery centers primarily in the nearshore region. IT and telecom expenses were $10.7 million, an increase $1.1 million, which was also driven by facilities expansions. Local transportation expenses were $7.9 million, a decrease of $5.7 million compared to the prior year as the Pandemic impact on regional transportation services lessened significantly.
Selling, general, and administrative expense (“SG&A”)
SG&A was $80.2 million in fiscal year 2022, an increase of $3.2 million, or 4.1%, compared to last year. The increase in SG&A was primarily due to increases in payroll and related costs, IT and telecom, an increase in travel and other expenses, partially offset by decreases in legal and professional fees and share-based compensation expense.
Payroll and related costs were $55.8 million in fiscal year 2022, an increase of $6.4 million, or 13.0%, compared to the prior year. As a percentage of revenue, SG&A payroll costs increased slightly to 11.3% compared to 11.1% in the prior year, and was primarily driven by investments in sales and marketing. IT and telecom expenses were $6.8 million, an increase of $1.3 million, due to additional investments in technology. Travel expenses were $1.5 million, an increase of $0.9 million, as Pandemic restrictions began to lift in fiscal year 2022. Finally, other SG&A costs increased $0.7 million in conjunction with revenue growth. These increases were partially offset by decreases of $3.5 million in share-based compensation expense and $2.6 million in legal expenses due to higher expense in the prior year because of the initial public offering.
Depreciation and amortization expense (“D&A”)
Depreciation and amortization expense increased $4.0 million, or 28.2%, to $18.1 million in the current year compared to the prior year. The increase in depreciation and amortization was related to the expansion of existing and opening of new delivery centers primarily in the nearshore region. As a percentage of revenue, depreciation and amortization expense has increased to 3.7% in the current year compared to 3.2% in the prior year, as we have expanded capacity to meet the growing demand in our revenue pipeline.
Income from operations
Income from operations was $20.6 million compared to $17.0 million in the fiscal year ended June 30, 2021. Higher revenue in fiscal year 2022 was largely offset by higher operating expenses. The operating income increase which did occur was primarily due to lower costs related to the Pandemic and a decrease in share-based compensation expense offset by higher D&A related to our capacity expansion. The operating margin was 4.2% for fiscal year 2022 compared to 3.8% for fiscal year 2021.
Interest expense, net

Interest expense, net was $1.2 million in the fiscal year ended June 30, 2022, a decrease of $0.7 million compared to last year, primarily due to decreasing debt year-over-year.
Provision for Income Taxes

Income tax benefit was $2.1 million in fiscal year ended June 30, 2022, a decrease of $4.2 million compared to the $2.1 million income tax expense in the prior year, primarily due to a tax restructuring that allowed the Company to recognize approximately $4.1 million in tax benefits from previously unrecognized net operating losses.
Non-GAAP Financial Measures
We present non-GAAP financial measures because we believe that they and other similar measures are widely used by certain investors, securities analysts and other interested parties as supplemental measures of performance and liquidity. We also use these measures internally to establish forecasts, budgets and operational goals to manage and monitor our business, as well as evaluate our underlying historical performance, as we believe that these non-GAAP financial measures provide a more helpful depiction of our performance of the business by encompassing only relevant and manageable events, enabling us to evaluate and plan more effectively for the future. The non-GAAP financial measures may not be comparable to other similarly titled measures of other companies, have limitations as analytical tools, and should not be considered in isolation or as a substitute for analysis of our operating results as reported in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). Non-GAAP financial measures and ratios are not measurements of our performance, financial condition or liquidity under U.S. GAAP and should not be considered as alternatives to operating profit or net income / (loss) or as alternatives to cash flow from operating, investing or financing activities for the period, or any other performance measures, derived in accordance with U.S. GAAP.

Adjusted net income and adjusted earnings per share
Adjusted net income is a non-GAAP profitability measure that represents net income before the effect of the following items: non-recurring expenses (including domestic filer conversion, severance, legal and settlement, Pandemic, and listing costs, as applicable), warrant contra revenue, foreign currency gain or loss, share-based compensation expense, and gain or loss on lease terminations, net of the tax impact of such adjustments. We define adjusted earnings per share as adjusted net income divided by weighted average diluted shares outstanding.
We use adjusted net income and adjusted earnings per share internally to establish forecasts, budgets and operational goals to manage and monitor our business, as well as evaluate our underlying historical performance. We believe that adjusted net income and adjusted earnings per share are meaningful indicators of performance as it reflects what we believe is closer to the actual results of our business performance by removing items that we believe are not reflective of our underlying business. We also believe that adjusted net income and adjusted earnings per share may be widely used by investors, securities analysts and other interested parties as a supplemental measure of performance.
Adjusted net income and adjusted earnings per share may not be comparable to other similarly titled measures of other companies and has limitations as an analytical tool and should not be considered in isolation or as a substitute for analysis of our operating results as reported under U.S. GAAP. Because of these limitations, you should consider adjusted net income and adjusted earnings per share in conjunction with other U.S. GAAP financial performance measures, including net income from operations and net income, among others.
The following table provides a reconciliation of net income to adjusted net income and diluted earnings per share to adjusted earnings per share for the periods presented:

	Year ended June 30,
($000s, except per share amounts)	2023	2022	2021
Net income	$31,582	$21,456	$13,089
Net income margin	6.0%	4.4%	3.0%

Non-recurring expenses	2,224	3,256	10,203
Warrant contra revenue	1,090	970	791
Foreign currency (gain) / loss	(801)	(57)	131
Share-based compensation expense	4,606	1,851	5,361
Gain on sale of subsidiaries	(246)	—	—
Loss / (gain) on lease terminations	251	—	(634)
Total adjustments	$7,124	$6,020	$15,852
Tax impact of adjustments[1]	(1,760)	(1,427)	(3,729)
Adjusted net income	$36,946	$26,049	$25,212
Adjusted net income margin	7.1%	5.3%	5.7%

Diluted earnings per share	$1.67	$1.15	$0.71
Per share impact of adjustments to net income	0.28	0.25	0.66
Adjusted earnings per share	$1.96	$1.39	$1.37

Weighted average diluted shares outstanding	18,893	18,724	18,359
1 The tax impact of each adjustment is calculated using the effective tax rate in the relevant jurisdictions.

EBITDA, adjusted EBITDA, and adjusted EBITDA margin
EBITDA is a non-GAAP profitability measure that represents net income before the effect of the following items: interest expense, net, income tax expense, and depreciation and amortization. Adjusted EBITDA is a non-GAAP profitability measure that represents EBITDA before the effect of the following items: non-recurring expenses (including domestic filer conversion, severance, legal and settlement, Pandemic, and listing costs, as applicable), warrant contra revenue, foreign currency gain or loss, share-based compensation expense, gain on sale of subsidiaries, and gain or loss on lease terminations. Adjusted EBITDA margin is a non-GAAP profitability measure that represents adjusted EBITDA divided by revenue.
We use EBITDA, adjusted EBITDA, and adjusted EBITDA margin internally to establish forecasts, budgets and operational goals to manage and monitor our business, as well as evaluate our underlying historical performance. We may use adjusted EBITDA as a vesting trigger in some performance-based restricted stock units. We believe that EBITDA, adjusted EBITDA and adjusted EBITDA margin are meaningful indicators of the health of our business as they reflect our ability to generate cash that can be used to fund capital expenditures and growth. EBITDA, adjusted EBITDA and adjusted EBITDA margin also disregard non-cash or non-recurring charges that we believe are not reflective of our long-term performance. We also believe that EBITDA, adjusted EBITDA and adjusted EBITDA margin may be widely used by investors, securities analysts, and other interested parties as a supplemental measure of performance.
EBITDA, adjusted EBITDA and adjusted EBITDA margin may not be comparable to other similarly titled measures of other companies and have limitations as analytical tools and should not be considered in isolation or as a substitute for analysis of our operating results as reported under U.S. GAAP. Some of these limitations are as follows:
•although depreciation and amortization expense is a non-cash charge, the assets being depreciated and amortized may have to be replaced in the future. EBITDA, adjusted EBITDA and adjusted EBITDA margin do not reflect cash capital expenditure requirements for such replacements or for new capital expenditure requirements;
•EBITDA, adjusted EBITDA and adjusted EBITDA margin are not intended to be a measure of free cash flow for our discretionary use, as they do not reflect: (i) changes in, or cash requirements for, our working capital needs; (ii) debt service requirements; (iii) tax payments that may represent a reduction in cash available to us; and (iv) other cash costs that may recur in the future;
•other companies, including companies in our industry, may calculate similarly titled measures differently, which reduces its usefulness as comparative measures.
Because of these and other limitations, you should consider EBITDA, adjusted EBITDA and adjusted EBITDA margin in conjunction with other U.S. GAAP financial performance measures, including cash flows from operating activities, investing activities and financing activities, net income, net income margin, and other financial results.

The following table provides a reconciliation of net income to EBITDA, adjusted EBITDA and adjusted EBITDA margin for the years presented:

	Year ended June 30,
($000s)	2023	2022	2021
Net income	$31,582	$21,456	$13,089
Net income margin	6.0%	4.4%	3.0%

Interest expense, net	152	1,246	1,892
Income tax expense / (benefit)	8,744	(2,077)	2,064
Depreciation and amortization	18,985	18,100	14,118
EBITDA	$59,463	$38,725	$31,163
Non-recurring expenses	2,224	3,256	10,203
Warrant contra revenue	1,090	970	791
Foreign currency loss / (gain)	(801)	(57)	131
Share-based compensation expense	4,606	1,851	5,361
Gain on sale of subsidiaries	(246)	—	—
Loss / (gain) on lease terminations	251	—	(634)
Adjusted EBITDA	$66,587	$44,745	$47,015

Adjusted EBITDA margin	12.7%	9.1%	10.6%
Net income margin
Net income margin was 6.0% for the year ended June 30, 2023 compared to 4.4% in the prior year. The improvement was primarily driven by stronger operating results from higher capacity utilization and an increased mix of higher margin nearshore and offshore delivery.
Net income margin was 4.4% for the year ended June 30, 2022 compared to 3.0% in the prior year. The improvement was primarily due to decreases in Pandemic related costs, share-based payments expense, and a deferred tax benefit, partially offset by higher depreciation related to our capacity expansion over the last two years.

Adjusted EBITDA margin
Adjusted EBITDA margin is a non-GAAP profitability measure that represents adjusted EBITDA divided by revenue. Adjusted EBITDA margin was 12.7% for the year ended June 30, 2023 compared to 9.1% in the prior year, and increased primarily due to stronger operating results from higher capacity utilization and an increased mix of higher margin nearshore and offshore delivery.
Adjusted EBITDA margin was 9.1% for the fiscal year ended June 30, 2022 compared to 10.6% in the prior year primarily due to upfront hiring and training costs associated with ramping new business during the year.
Free cash flow
Free cash flow is a non-GAAP liquidity measure that represents net cash provided by operating activities less capital expenditures. While we believe that free cash flow provides useful information to investors in understanding and evaluating our liquidity position in the same manner as our management, our use of free cash flow has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our financial results as reported under U.S. GAAP. Further, other companies, including companies in our industry, may adjust their cash flows differently, which may reduce the value of free cash flow as a comparative measure. The following table reconciles net cash provided by operating activities to free cash flow, for the years presented:

	Year ended June 30,
($000s)	2023	2022	2021
Net cash provided by operating activities	$41,859	$40,006	$16,077
Less: capital expenditures	18,952	25,919	20,823
Free cash flow	$22,907	$14,087	$(4,746)
Free cash flow between fiscal years 2023 and 2022 increased to $22.9 million from $14.1 million in the prior year, due to increased operating margins and decreased capital expenditures as we utilize capacity built out over the last two years.

Free cash flow between fiscal years 2022 and 2021 increased to $14.1 million from ($4.7) million in the prior year, driven by an increase in net cash provided by operating activities partially offset by an increase in capital expenditures as we continued to invest in primarily nearshore capacity expansion.
Net cash
Net cash is a non-GAAP liquidity measure that represents cash and cash equivalents less total debt. We believe that net cash provides useful information to investors in understanding and evaluating our ability to pay off debt. Our use of net cash has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our financial results as reported under GAAP. Further, other companies, including companies in our industry, may adjust their cash or debt differently, which may reduce the value of net cash as a comparative measure.
Net cash is calculated below:

($000s)	June 30, 2023	June 30, 2022
Cash and cash equivalents	$57,429	$48,831

Debt
Current	$413	$15,079
Non-current	600	661
Total debt	$1,013	$15,740
Net cash	$56,416	$33,091
The increase in net cash is primarily due to stronger operating results and operating cash flow which has allowed us to significantly pay down our debt in fiscal year 2023.
JOBS Act Accounting Election
We qualify as an emerging growth company pursuant to the provisions of the JOBS Act. The JOBS Act permits an emerging growth company like us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. We have elected to use the extended transition period until we are no longer an emerging growth company or until we choose to opt out of the extended transition period affirmatively and irrevocably. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements applicable to public companies.
Liquidity and Capital Resources
Our principal sources of liquidity are cash and cash equivalents, cash flows from operations, and the availability under our revolving line of credit, described in more detail below in “Financing Arrangements.” We use these resources to finance our operations, expand current delivery centers, open new delivery centers, invest in upgrades of technology, service offerings, and for other strategic initiatives, such as acquiring or investing in complementary businesses or intellectual property rights. Our future liquidity requirements will depend on many factors, including our growth rate and the timing and extent of spending to engage in the activities mentioned above. We believe that our existing cash balance together with cash generated from our operations, and availability under our existing credit facilities will be sufficient to meet our liquidity requirements for at least the next twelve months.

To the extent additional funds are necessary to meet our long-term liquidity needs as we execute on our business strategy, we anticipate that they will be obtained through the utilization of current availability under our revolving line of credit, additional indebtedness, additional equity financings or a combination of these potential sources of funds; however, such additional financing may not be available on favorable terms, or at all. If we are unable to raise additional funds when desired, our business, financial condition and results of operations could be adversely affected.
As of June 30, 2023 and 2022, the unused availability under our revolving credit facilities and line of credit was $71.9 million and $50.5 million, respectively.
The following discussion highlights our cash flow activities during the last three fiscal years.

	Year ended June 30,
	2023	2022	2021
Net cash inflow / (outflow) from
Operating activities	$41,859	$40,006	$16,077
Investing activities	(19,037)	(25,919)	(20,823)
Financing activities	(13,614)	(22,133)	40,899
Effects of exchange rate difference on cash and cash equivalents	(610)	(965)	(181)
Net increase / (decrease) in cash and cash equivalents	$8,598	$(9,011)	$35,972
Cash and cash equivalents at beginning of the period	48,831	57,842	21,870
Cash and cash equivalents at the end of the period	$57,429	$48,831	$57,842
Cash and cash equivalents

The Company manages a centralized global treasury function with a focus on safeguarding and optimizing the use of its global cash and cash equivalents. The majority of the Company’s cash is held in large U.S. banks in U.S. dollars and outside of the U.S. in U.S. dollars and foreign currencies in regional or local banks in the countries it operates in. The Company believes that its cash management policies and practices effectively mitigate its risk relating to its global cash. However, the Company can provide no assurances that it will not sustain losses.

As of June 30, 2023, we had cash and cash equivalents of $57.4 million, including $5.6 million located outside of the United States, and $1.7 million that is subject to certain local regulations on repatriation. As of June 30, 2022, we had cash and cash equivalents of $48.8 million, including $7.2 million located outside of the United States, and $4.2 million that is subject to certain local regulations on repatriation. Our cash position as of June 30, 2023 increased primarily due to higher cash flow from operations and lower capital expenditures which have allowed us to pay down our debt and further increase our cash balances.
Cash Flows from Operating Activities
Net cash inflow from operating activities during the fiscal year ended June 30, 2023 was $41.9 million compared to $40.0 million during the fiscal year ended June 30, 2022. The increase in net cash inflow from operating activities was primarily driven by stronger operating results offset by higher working capital requirements, primarily driven by an increase in days sales outstanding year over year.
Net cash inflow from operating activities during the fiscal year ended June 30, 2022 was $40.0 million compared to $16.1 million during the fiscal year ended June 30, 2021. The increase in net cash inflow from operating activities was primarily driven by stronger operating results, improved working capital, and lower cash taxes paid in fiscal year 2022.

Cash Flows from Investing Activities
During the year ended June 30, 2023, we had net expenditures of $19.0 million on investing activities primarily related to capacity expansion in Jamaica and Pakistan and investments in information technology.
During the year ended June 30, 2022, we had expenditures of $25.9 million on investing activities as we continued to invest heavily in nearshore and offshore capacity expansion.
During the year ended June 30, 2021, we expended $20.8 million on investing activities, a significant portion of which related to the expansion of two existing delivery centers in Nicaragua and the Philippines and the opening of four new delivery centers in Jamaica, Nicaragua, and the Philippines.
Cash Flows from Financing Activities
During the year ended June 30, 2023, we expended $13.6 million on financing activities, primarily related to the repayment of debt, both term and revolving, offset by net cash receipts from stock transactions of $1.8 million.
During the year ended June 30, 2022, we expended $22.1 million on financing activities, primarily related to the repayment of debt, both term and revolving, in addition to $3.4 million in share buybacks.
Net cash inflow from financing activities of $40.9 million during the fiscal year ended June 30, 2021 was primarily related to net proceeds of $63.1 million from our IPO, payments of $1.1 million in listing costs, a net repayment of debt of $10.1 million, finance lease payments of $7.4 million and a dividend distribution of $4.0 million to our principal shareholder prior to the IPO.
Our cash resources could also be affected by various risks and uncertainties. For additional information, please see the section entitled “Risk Factors.”
Dividend to TRGI
On July 21, 2020, our board of directors approved a one-time dividend of $4.0 million to our shareholders reflecting a portion of the cash generation from the business during fiscal year 2020. The dividend was paid on July 24, 2020 to TRGI, the holder of our Series A preferred share (outstanding prior to its automatic conversion into common shares in connection with our initial public offering), which was entitled to a dividend preference that expired upon conversion of the Series A preferred share to common shares upon the completion of our initial public offering.
Financing Arrangements
We are party to a number of financing arrangements with banks, financial institutions and lessors that serve to meet our liquidity requirements. The following is a summary of our principal financing arrangements.
PNC Credit Facility
In November 2013, our subsidiary Ibex Global Solutions, Inc. (formerly known as TRG Customer Solutions, Inc.) entered into a three-year $35.0 million revolving credit facility (as amended, the “PNC Credit Facility”) with PNC Bank, N.A. (“PNC”). Between June 2015 and March 2021, the PNC Credit Facility was amended multiple times for increases to the maximum revolving advance amount and extension of the maturity date. In March 2021, the PNC Credit Facility was amended to join Digital Globe Services, LLC, TelSatOnline, LLC and 7 Degrees, LLC as borrowers, with the maximum revolving advance amount increased to $60 million. In September 2021, the PNC Credit Facility was amended to join iSky, LLC as a borrower. In June 2022, the PNC Credit Facility was amended to increase the maximum revolving advance amount to $80 million, with the ability to request increases, up to a maximum revolving advance amount of $95 million (contingent upon lender approval), change the reference rate used from LIBOR to Term SOFR and extend the maturity date to May 2026. Borrowings under the PNC Credit Facility bear interest at SOFR plus a margin of 1.75% and/or negative 0.5% of the PNC Commercial Lending Rate for domestic loans. The PNC Credit Facility also requires a commitment fee of 0.25% per annum of undrawn commitments to be paid quarterly in arrears. The PNC Credit Facility is guaranteed by IBEX Global Limited and secured by substantially all the assets of Ibex Global Solutions, Inc.,

Digital Globe Services, LLC, TelSatOnline, LLC, 7 Degrees, LLC, and iSky, LLC. The PNC Credit Facility balance as of June 30, 2023, 2022, and 2021 was $0.1 million, $11.2 million, and $22.3 million, respectively.
JS Bank Limited Loans
In May 2020, the Company’s subsidiary, IBEX Global Solutions (Pvt) Limited entered into a loan agreement with JS Bank Limited for a loan of $1.0 million (PKR165 million) under a government-initiated wage and salary loan fund. The loan bore 3% interest per annum with a two-year term. Repayment of the loan commenced in January 2021, and was paid in full in December 2022. The balance of the loan was $0.2 million and $0.8 million as of June 30, 2022 and 2021, respectively.
In May 2020, the Company’s subsidiary, Virtual World (Pvt) Limited entered into a loan agreement with JS Bank Limited for a loan of $0.8 million (PKR 120 million) under a government-initiated wage and salary loan fund. The loan bore 3% interest per annum with a two-year term. Repayment of the loan commenced in January 2021, and was paid in full in December 2022. The balance of the loan was $0.1 million and $0.6 million, as of June 30, 2022 and 2021, respectively.
Contractual obligations
As of June 30, 2023, we have no material off-balance sheet transactions and we are not a guarantor of any other entities’ debt or other financial obligations. For further discussion of contractual obligations, such as debt, leases, and purchase obligations, please refer to our audited consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data.”

The following table summarizes our contractual obligations as of June 30, 2023:

	Payments Due by Period
	Total	Within 12 months	13 months and after
Debt obligations	$1,013	$413	$600
Operating lease obligations	77,890	13,036	64,854
Purchase obligations	15,767	6,254	9,513
Total	$94,670	$19,703	$74,967
Purchase obligations

Purchase obligations mainly relate to long term telecommunications contracts and enterprise cloud solutions for the continuing operation of our business.

Future capital requirements

We expect capital expenditures in fiscal year 2024 to be between 2.5% and 4.0% of revenue. Because we have heavily invested in capacity expansion and growth over the last few years, we are expecting approximately 40% of fiscal year 2024 capital expenditures will be directed to additional growth in the business while 60% will be directed towards maintenance of existing assets.

Our capital expenditure requirements could increase materially in the event of an acquisition or the launch of large new client contracts, which generally require increased capital expenditures for equipment and working capital to support hiring and training activities.
Critical accounting estimates
The Company’s consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States. Preparation of these financial statements requires the Company to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The Company’s most critical accounting estimates are those most important to the portrayal of its financial condition and results of operations which require the Company to make its most difficult and subjective judgments, often as a result of the need to make estimates regarding matters that are inherently uncertain. The Company has identified the following as its most critical accounting estimates. Although management believes that its estimates and assumptions are reasonable, they are based on information available when they are made and, therefore, may differ from estimates made under different assumptions or conditions.
The Company’s significant accounting policies are discussed in Note 1. “Overview and Summary of Significant Accounting Policies” and Note 2. “Revenue from Contracts with Customers”, included in Item 8. “Financial Statements and Supplementary Data,” and should be reviewed in connection with the following discussion.
Revenue

The Company recognizes revenues in accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers. Revenues from contact center services, which consist of customer service, technical support and other value-added outsourced back-office services, are recognized as the services are performed on the basis of the number of billable minutes or hours, contractual rates, and other contractually agreed metrics, if applicable. Certain of our client contracts include bonus and penalty provisions, which are typically agreed to with our clients prior to recording the increase or decrease to revenue as a result of these provisions, however, in some cases, we may estimate these bonuses or penalties using the “most likely amount” method based on actual data and historical experience. Revenues related to training that occurs upon commencement of a new client contract or statement of work are deferred and recognized on a straight-line basis over the estimated life of the client program, as it is not considered to have a standalone value to the customer. We estimate the life of the client program based on historical experience and may need to update our assumptions as new facts and circumstances with our clients arise. Changes to the estimates described above could have a material impact on the amount of revenue recognized in any period.

Leases

The Company determines whether an arrangement contains a lease under ASC 842, Leases, at inception. Operating lease assets represent the Company’s right to use an underlying asset for the lease term, and operating lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease expense is recognized on a straight-line basis over the lease term. The Company estimates the lease term and incremental borrowing rate; changes in these estimates could have a material impact on the amount of operating lease assets, liabilities and expense recognized in any period.
For purposes of calculating operating lease liabilities, the Company estimates the lease term, which may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise those options. The Company’s capital investment, relationships with clients serviced at the site, and employee recruitment potential are some of the factors it considers when determining whether it will exercise its option to extend a lease.
The Company determines the incremental borrowing rates based on information available at the lease commencement date. The incremental borrowing rate is the rate of interest that a lessee would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. Interest on finance leases is included in interest expense, net, in the consolidated statements of comprehensive income. The Company applies judgment in estimating the incremental borrowing rate including considering the term of the lease, the currency in which the lease is denominated, the impact of collateral, and our credit risk on the rate.

Goodwill Impairment
Goodwill represents the excess of the cost of a business combination over the total acquisition date fair value of the identifiable assets, liabilities and contingent liabilities acquired. Goodwill is not amortized but is tested for impairment at the reporting unit level, on an annual basis or more frequently, if events occur or circumstances change indicating potential impairment. The Company annually tests goodwill for impairment on June 30. In evaluating goodwill for impairment, the Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. Qualitative factors that the Company considers include, but are not limited to, macroeconomic and industry conditions, overall financial performance and other relevant entity-specific events. If the Company bypasses the qualitative assessment, or if the Company concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then the Company performs a quantitative goodwill impairment test to identify potential goodwill impairment and measures the amount of goodwill impairment it will recognize, if any.
Warrant to purchase common shares
The Company accounts for a warrant to purchase its common shares as an equity instrument in accordance with the provisions of ASU No. 2019-08, Compensation – Stock Compensation (Topic 718) and ASC 606, which requires entities to measure and classify share-based payment awards granted to a customer by applying the guidance under Topic 718, as of January 1, 2019.

On the grant date, the Company estimated the value of the warrant using a Black-Scholes option pricing model. The assumptions used in our Black-Scholes model were (1) expected term, which was estimated based on the term of the warrant, (2) the risk-free interest rate which is based on the U.S. Treasury yield curve, (3) expected volatility which we estimated based on peer group volatility, and (4) an expected dividend yield based on our anticipated future dividends on our common stock (estimated at zero). These estimates all have an impact on the value attributed to the warrant.

At each reporting period, the Company assesses the likelihood of additional vesting in accordance with service or performance conditions included in the warrant terms. The Company adjusts its estimates for additional contra-revenue when it is probable that additional shares will vest. The timing of any additional estimated vesting and the related fair value at the time of the change in estimate could have a material impact on the transaction price and therefore revenue recorded related to the Amazon contract.

Share-based compensation plans
The Company accounts for its share-based awards in accordance with provisions of ASC 718, Compensation - Stock Compensation. For equity-classified awards, total compensation cost is based on the grant date fair value. For liability-classified awards, total compensation cost is based on the fair value of the award on the date the award is granted and is subsequently re-measured at each reporting date until settlement.
Awards to employees and directors may contain service, performance and/or market vesting conditions. For unvested awards with performance conditions, the Company assesses the probability of attaining the performance conditions at each reporting period. Awards that are deemed probable of attainment are recognized in expense over the requisite service period, which we estimate based on financial projections.

The Company calculates the fair value of option awards using the Black-Scholes model. The assumptions used in our Black-Scholes model are (1) expected term, which was estimated based on the simplified method as we do not have requisite historical data, (2) the risk-free interest rate which is based on the U.S. Treasury yield curve, (3) expected volatility which we estimate based on peer group volatility, and (4) an expected dividend yield based on our anticipated future dividends on our common stock (currently estimated at zero). Changes in any of the estimates mentioned above could have a material impact on the share based compensation expense recorded in any period.

Income taxes
Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are also recognized for the estimated future effects of tax loss carry forwards. The effect of changes in tax rates on deferred taxes is recognized in the period in which the enactment dates change.
We recognize deferred tax assets to the extent that we determine that these assets are more likely than not to be realized. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing temporary differences, projected future taxable income, tax-planning strategies, carryback potential if permitted under the tax law, and results of recent operations. If we determine that we are able to realize our deferred tax assets in the future in excess of their net recorded amount, we will make an adjustment to the valuation allowance.
We record uncertain tax positions in accordance with ASC 740, Income Taxes, on the basis of a two-step process in which (1) we determine whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that met the more likely than not recognition threshold, we recognize the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. Changes in recognition or measurements are reflected in the period in which the change in estimate occurs.
Commitment and Contingencies
The Company is subject to claims and lawsuits filed in the ordinary course of business. Although management does not believe that any current proceedings will have material adverse effect on its consolidated financial position, results of operations, or cash flows, no assurances to that effect can be given based on the uncertainty of litigation and demands of third parties. The Company records a liability for pending litigation and claims where losses are both probable and can be reasonably estimated. Legal fees are expensed as incurred.
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company’s activities expose it to a variety of financial and market risk (including foreign currency and interest rate risk).
Foreign currency exchange risk
The Company serves many of our U.S.-based clients in various countries, primarily in the Philippines, Pakistan, Nicaragua, and Jamaica. Although contracts with these clients are typically priced in U.S. dollars, a substantial portion of related costs is denominated in the local currency of the country where services are provided, resulting in foreign currency exposure that could have an impact on our results of operations. Our primary foreign currency exposures are in Philippine Peso, Jamaican Dollar, and Pakistani Rupee. There can be no assurance that we can take actions to mitigate such exposure in the future, and if taken, that such actions will be successful or that future changes in currency exchange rates will not have a material adverse impact on our future operating results. A significant change in the value of the U.S. dollar against the currency of one or more countries where we operate may have a material adverse effect on our financial condition and results of operations.
The following table summarizes the relative strengthening / (weakening) of the U.S. dollar against the local currencies that are most relevant to our business:

	Year ended June 30,
Currency	2023	2022	2021
Philippine Peso	0.5%	13.5%	(2.7)%
Jamaican Dollar	1.2%	1.8%	7.4%
Pakistani Rupee	39.6%	30.0%	(6.3)%

To mitigate foreign exchange fluctuations on the Philippine Peso (“PHP”) we hedge a portion of our Philippine operating costs. While our hedging strategy can protect us from short term risks related to foreign currency movements, an overall weakening of the PHP would adversely impact margins over the long term.

Based upon our level of operations during the year ended June 30, 2023, a 10% appreciation/depreciation in the Philippine peso against the U.S. dollar would have increased or decreased our expenses incurred and paid in Philippine peso by approximately $10.8 million or $8.8 million, respectively, for the year ended June 30, 2023. Based upon our level of operations during the year ended June 30, 2023, a 10% appreciation/depreciation in the Jamaican Dollar against the U.S. dollar would have increased or decreased our expenses incurred and paid in Jamaican Dollar by approximately $6.2 million or $5.1 million, respectively, for the year ended June 30, 2023. Based upon our level of operations during the year ended June 30, 2023, a 10% appreciation/depreciation in the Pakistani Rupee against the U.S. dollar would have increased or decreased our expenses incurred and paid in Pakistani Rupee by approximately $2.9 million or $2.4 million, respectively, for the year ended June 30, 2023.

To mitigate against credit and default risk, we only enter into derivative contracts and other financial instruments with investment grade financial institutions and our derivative valuations reflect the creditworthiness of our counterparties. As of the date of this Form 10-K, we have not experienced, nor do we anticipate experiencing, any counterparty defaults.
Please see Note 7. “Derivatives”, included in Item 8. “Financial Statements and Supplementary Data,” for further information on our foreign currency hedging program.
Interest rate risk
The Company’s exposure to market risk for changes in interest rates relates primarily to the cash and bank balances and credit facilities. Borrowings under the PNC Credit Facility bear interest at SOFR plus 1.75% and/or negative 0.5% of the PNC Commercial Lending Rate for domestic loans. The Company’s total principal balance outstanding as of June 30, 2023 was $0.1 million. Based on the outstanding balances and interest rates under the PNC Credit Facility, a hypothetical 10% increase or decrease in SOFR would not cause a material increase or decrease in our interest expense over the next 12 months.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
IBEX LIMITED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of IBEX Limited

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of IBEX Limited and subsidiaries (the "Company") as of June 30, 2023 and 2022, the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows, for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

Tampa, Florida
September 13, 2023

We have served as the Company's auditor since 2021.

Report of Independent Registered Public Accounting Firm
Shareholders and Board of Directors
Ibex Limited
Hamilton, Bermuda
Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of comprehensive income, stockholders’ equity, and cash flows for the year ended June 30, 2021, and the related notes (collectively referred to as the “consolidated financial statements”) of Ibex Limited (“the Company”). In our opinion, the consolidated financial statements of the Company present fairly, in all material respects, the results of its operations and its cash flows for the year ended June 30, 2021, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.
/s/ BDO LLP
BDO LLP

We have served as the Company’s auditor from 2017 through 2021.

Reading, United Kingdom

September 13, 2023

IBEX LIMITED AND SUBSIDIARIES
Consolidated Balance Sheets
(Amounts in thousands, except share amounts)

	June 30, 2023	June 30, 2022
Assets
Current assets
Cash and cash equivalents	$57,429	$48,831
Accounts receivable, net of allowance of $120 and $1,290	86,364	75,418
Prepaid expenses	6,616	7,135
Due from related parties	43	13
Tax advances and receivables	5,965	6,390
Other current assets	2,190	4,564
Total current assets	158,607	142,351

Non-current assets
Property and equipment, net	41,151	41,939
Operating lease assets	70,919	83,094
Goodwill	11,832	11,832
Deferred tax asset, net	4,585	9,276
Other non-current assets	6,230	5,688
Total non-current assets	134,717	151,829
Total assets	$293,324	$294,180

Liabilities and stockholders' equity
Current liabilities
Accounts payable and accrued liabilities	$18,705	$21,286
Accrued payroll and employee-related liabilities	29,360	33,453
Current deferred revenue	6,413	8,600
Current operating lease liabilities	13,036	13,808
Current maturities of long-term debt	413	15,079
Due to related parties	2,314	2,583
Income taxes payable	3,020	2,965
Total current liabilities	73,261	97,774

Non-current liabilities
Non-current deferred revenue	1,383	3,993
Non-current operating lease liabilities	64,854	75,994
Long-term debt	600	661
Other non-current liabilities	3,262	2,299
Total non-current liabilities	70,099	82,947
Total liabilities	143,360	180,721

Commitments and contingencies (Note 9)

Stockholders' equity
Common stock: par value $0.0001, 108,057,967 shares authorized, 18,280,419 and 18,246,391 shares outstanding as of June 30, 2023 and 2022, respectively	2	2
Additional paid-in capital	204,734	197,785
Treasury stock at cost: 245,447 and 227,888 shares as of June 30, 2023 and June 30, 2022, respectively	(3,682)	(3,406)
Accumulated other comprehensive loss	(6,312)	(4,562)
Accumulated deficit	(44,778)	(76,360)
Total stockholders' equity	149,964	113,459
Total liabilities and stockholders' equity	$293,324	$294,180
The accompanying notes are an integral part of these consolidated financial statements.

IBEX LIMITED AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(Amounts in thousands except for per share amounts)

	Year Ended June 30,
	2023	2022	2021
Revenue	$523,118	$492,851	$443,388

Cost of services (exclusive of depreciation and amortization presented separately below)	374,992	373,973	335,249
Selling, general and administrative	88,663	80,153	76,976
Depreciation and amortization	18,985	18,100	14,118
Total operating expenses	482,640	472,226	426,343

Income from operations	40,478	20,625	17,045

Interest expense, net	(152)	(1,246)	(1,892)
Income before income taxes	40,326	19,379	15,153

Provision for income tax (expense) / benefit	(8,744)	2,077	(2,064)
Net income	$31,582	$21,456	$13,089

Other comprehensive loss
Foreign currency translation adjustments	$(2,234)	$(2,281)	$(650)
Unrealized gain / (loss) on cash flow hedging instruments, net of tax	515	(323)	202
Actuarial (loss) / gain on defined benefit plan	(31)	440	137
Total other comprehensive loss	(1,750)	(2,164)	(311)
Total comprehensive income	$29,832	$19,292	$12,778

Net income per share
Basic	$1.74	$1.18	$0.74
Diluted	$1.67	$1.15	$0.71

Weighted average common shares outstanding
Basic	18,200	18,232	17,649
Diluted	18,893	18,724	18,359
The accompanying notes are an integral part of these consolidated financial statements.

IBEX LIMITED AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
(Amounts in thousands)

	Common shares		Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income / (Loss)	Accumulated Deficit	Total Stockholders' Equity	Preferred Stock
	Shares	Amount	Amount
Balance, June 30, 2020	1,842	$—	—	$127,710	$(2,087)	$(106,905)	$18,718	$12
Dividend distribution to Series A preferred shareholder, 1 share, $4,000 per share	—	—	—	—	—	(4,000)	(4,000)	—
Preferred share conversion upon initial public offering on August 7, 2020	12,985	2	—	10	—	—	12	(12)
Shares issued through initial public offering on August 7, 2020	3,571	—	—	61,912	—	—	61,912	—
Net income for the period ended June 30, 2021	—	—	—	—	—	13,089	13,089	—
Foreign currency translation adjustment	—	—	—	—	(650)	—	(650)	—
Changes in fair value of cash flow hedges	—	—	—	—	202	—	202	—
Changes in defined benefit plan	—	—	—	—	137	—	137	—
Issue of common shares related to option issuances	1	—	—	28	—	—	28	—
Provision for common stock warrants	—	—	—	791	—	—	791	—
Stock based compensation expense	—	—	—	4,510	—	—	4,510	—
Balance, June 30, 2021	18,399	$2	—	$194,961	$(2,398)	$(97,816)	$94,749	$—
Net income for the period ended June 30, 2022	—	—	—	—	—	21,456	21,456	—
Foreign currency translation adjustment	—	—	—	—	(2,281)	—	(2,281)	—
Changes in fair value of cash flow hedges	—	—	—	—	(323)	—	(323)	—
Purchase of treasury shares	(228)	—	(3,406)	—	—	—	(3,406)	—
Changes in defined benefit plan	—	—	—	—	440	—	440	—
Issue of restricted common shares	73	—	—	—	—	—	—	—
Provision for common stock warrants	—	—	—	970	—	—	970	—
Issue of common shares related to option issuances	3	—	—	35	—	—	35	—
Stock based compensation expense	—	—	—	1,818	—	—	1,818	—
Balance, June 30, 2022	18,247	$2	(3,406)	$197,785	$(4,562)	$(76,360)	$113,459	$—
Net income for the period ended June 30, 2023	—	—	—	—	—	31,582	31,582	—
Foreign currency translation adjustment	—	—	—	—	(2,234)	—	(2,234)	—
Changes in fair value of cash flow hedges	—	—	—	—	515	—	515	—
Purchase of treasury shares	(18)	—	(276)	—	—	—	(276)	—
Changes in defined benefit plan	—	—	—	—	(31)	—	(31)	—
Forfeiture of restricted common shares	(72)	—	—	—	—	—	—	—
Provision for common stock warrants	—	—	—	1,090	—	—	1,090	—
Issue of common shares related to option issuances	123	—	—	2,053	—	—	2,053	—
Stock based compensation expense	—	—	—	3,806	—	—	3,806	—
Balance, June 30, 2023	18,280	$2	(3,682)	$204,734	$(6,312)	$(44,778)	$149,964	$—

The accompanying notes are an integral part of these consolidated financial statements.

IBEX LIMITED AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Amounts in thousands)

	June 30, 2023	June 30, 2022	June 30, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$31,582	$21,456	$13,089
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,985	18,100	14,118
Noncash lease expense	14,456	14,066	11,958
Warrant contra revenue	1,090	970	791
Deferred income tax	4,529	(5,170)	(1,914)
Share-based compensation expense	4,606	1,851	5,361
Allowance of expected credit losses	295	—	291
Loss / (gain) on lease terminations	251	—	(634)
Gain on sale of subsidiaries	(246)	—	—
Change in assets and liabilities:
(Increase) / decrease in accounts receivable	(12,297)	(9,705)	(13,333)
(Increase) / decrease in prepaid expenses and other current assets	1,467	3,551	(2,033)
Increase / (decrease) in accounts payable and accrued liabilities	(3,753)	2,307	(4,009)
Increase / (decrease) in deferred revenue	(4,797)	5,506	3,183
Decrease in operating lease liabilities	(14,309)	(12,926)	(10,791)
Net cash inflow from operating activities	41,859	40,006	16,077

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(18,952)	(25,919)	(20,823)
Cash outflow from sale of subsidiaries, net of cash received	(85)	—	—
Net cash outflow from investing activities	(19,037)	(25,919)	(20,823)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from line of credit	43,448	88,117	116,026
Repayments of line of credit	(54,597)	(99,227)	(115,189)
Proceeds from debt	—	—	1,714
Repayment of related party loan	—	—	(1,614)
Repayment of debt	(3,795)	(6,834)	(11,080)
Net proceeds from initial public offering	—	—	63,107
Listing costs related to the initial public offering	—	—	(1,074)
Proceeds from the exercise of options	2,053	35	28
Principal payments on finance leases	(447)	(818)	(7,019)
Purchase of treasury shares	(276)	(3,406)	—
Dividend distribution	—	—	(4,000)
Net cash (outflow) / inflow from financing activities	(13,614)	(22,133)	40,899
Effects of exchange rate difference on cash and cash equivalents	(610)	(965)	(181)
Net increase / (decrease) in cash and cash equivalents	8,598	(9,011)	35,972
Cash and cash equivalents at beginning of the year	48,831	57,842	21,870
Cash and cash equivalents at end of the year	$57,429	$48,831	$57,842

Supplemental cash flow disclosures
Cash paid for interest	$152	$1,246	$1,892
Cash paid for income taxes	$4,283	$2,160	$5,665

Supplemental non-cash disclosures
Change in accounts payable related to fixed assets	$(621)	$1,631	$(849)
The accompanying notes are an integral part of these consolidated financial statements.

IBEX LIMITED AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Amounts in thousands, except per share amounts)
1.OVERVIEW AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
OVERVIEW
IBEX Limited (“IBEX” and together with its subsidiaries, the “Company,” “ibex,” “we,” “us,” or “our”) was incorporated on February 28, 2017 in Hamilton, Bermuda. Our registered office in Bermuda is Crawford House, 50 Cedar Avenue, Hamilton HM 11, Bermuda. We are a “controlled company” within the meaning of the rules of Nasdaq, with The Resource Group International Limited (“TRGI”) being our controlling shareholder. TRG Pakistan Limited holds a controlling interest in TRGI. On August 7, 2020, the Company was admitted to trade on the Nasdaq Global Market under the ticker symbol “IBEX.”
The Company is an end-to-end provider of technology-enabled customer lifecycle experience (“CLX”) solutions. Through the Company’s integrated CLX platform, a comprehensive portfolio of solutions is offered to optimize customer acquisition, engagement, expansion and experience for clients. The Company leverages sophisticated technology and proprietary analytics, in combination with its global footprint and business process outsourcing expertise, to protect and enhance clients’ brands. The Company manages nearly 176 million interactions each year with consumers on behalf of clients through an omni-channel approach, using voice, web, chat and email.
Our services cover three main areas:
•ibex Connect: Our Connect business lies at the core of our offerings and generates the majority of the company’s revenue. This business unit delivers differentiated customer service (assisting our clients’ customers with information about our clients and their products or services), technical support (providing specialized teams to provide information, assistance and technical guidance to our clients’ customers on a specific product or service), revenue generation (upselling and cross selling) and other value-added outsourced back office services (finance and accounting, marketing support, sales operations, and human resources administration) to our clients. We deploy these capabilities through a true omni-channel CX model, which integrates voice, email, chat, SMS, social media and other communication applications.
•ibex Digital: Our ibex Digital suite of solutions works with consumer-facing businesses to help them build, grow and scale technology-driven customer acquisition solutions, while helping drive digital transformation. We offer digital marketing, e-commerce technology, and platform solutions for some of the largest and fastest growing brands, helping them build new customer acquisition channels, increase acquired customers, and often do both at a reduced cost.
•ibex CX: Our CX business measures, monitors and manages our clients’ wholistic customer experiences. By offering a 360-degree CX approach, our clients can harness the power of data and customer feedback to differentiate themselves within today’s “customer expectation economy.” We enable our clients to improve retention of their customers, identify and manage service issues in real time, predict future behavior and outcomes, derive impact analysis scenarios and assign “action plans” throughout the enterprise.
Operating segments
An operating segment is defined as a component of a company for which separate financial information is available and which is regularly evaluated by the chief operating decision maker (“CODM”) for the purpose of making decisions regarding resource allocation and in performance assessment. The Company’s CODM is the chief executive officer (“CEO”). The Company’s CODM reviews consolidated financial results to make decisions, allocate resources and assess performance. Therefore, the Company has determined that it operates in a single operating and reportable segment.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of presentation and principles of consolidation
Historically, the Company qualified as a foreign private issuer and prepared its consolidated financial statements in accordance with International Financial Reporting Standards (“IFRS”) as issued by the International Accounting Standards Board (“IASB”). Effective July 1, 2023, the Company no longer qualifies as a foreign private issuer as defined in Rule 405 of Regulation C under the Securities Act and Rule 3b-4 under the Exchange Act and therefore has become a domestic filer and must file this Form 10-K pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 and in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The Company’s consolidated financial statements were prepared in accordance with U.S. GAAP retrospectively for the fiscal years ended June 30, 2023, 2022, and 2021 and include the financial results of all wholly-owned subsidiaries. When the Company does not have majority ownership in an entity but exerts significant influence over that entity, the Company accounts for the entity under the equity method of accounting. All intercompany balances and transactions have been eliminated in consolidation.
Use of estimates
The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. Significant items subject to such estimates and assumptions include useful lives for property and equipment; impairment of long-lived assets, operating lease assets and liabilities, goodwill, and other intangible assets; allowance for credit losses; valuation allowances for deferred tax assets and other receivables; fair value of share-based compensation, warrants, and derivatives, and legal provisions. The Company bases its estimates on historical experience and other assumptions it believes are reasonable, including the use of outside experts as necessary, and updates these estimates on an ongoing basis and as new events occur, more experience is acquired and/or more information is obtained. Actual results could differ materially from these estimates.
Foreign currency matters
These financial statements are presented in U.S. dollars, which is the functional and presentation currency of IBEX Limited. Certain of the Company’s subsidiaries have a functional currency other than the U.S. dollar. The assets and liabilities of these subsidiaries are translated into U.S. dollars at period-end exchange rates. Income and expense items are translated at the monthly average exchange rates during the period in which the items occur. Translation gains and losses are recorded in accumulated other comprehensive income (loss) ("AOCI"), a component of stockholders' equity, and included in net earnings only upon sale or liquidation of the underlying foreign subsidiary or affiliated company. Foreign currency transaction gains and losses are recognized in selling, general and administrative expense and are based on differences between foreign exchange rates on the transaction date and on the settlement date.
Cash and cash equivalents
Cash and cash equivalents includes highly liquid investments with initial maturities of three months or less and include money market funds. The carrying value of cash and cash equivalents approximates fair value because of the short-term maturity of those instruments. The majority of the Company’s cash and cash equivalents are deposited with financial institutions located in the U.S. and may at times exceed insured limits.
Trade receivables
Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Amounts collected on trade accounts receivable are included in net cash provided by operating activities in the statements of cash flows. In accordance with Accounting Standard Update (“ASU”) No. 2016-13, Financial Instruments - Credit Losses (Topic 326), the Company maintains an allowance for credit losses for expected lifetime credit losses inherent in its accounts receivable portfolio. In establishing the required allowance, management considers historical losses adjusted to take into account current market conditions and customers’ financial condition, the amount of receivables in dispute, and the current receivables aging and current payment patterns. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.
Concentration of credit risk
The Company is exposed to credit risk in the normal course of business, primarily related to accounts receivable and derivative instruments. Historically, the losses related to credit risk have been immaterial. The Company regularly monitors its credit risk to mitigate losses. The Company evaluates the creditworthiness of its clients prior to and throughout the life of the client relationship. The Company does not believe it is exposed to more than a nominal amount of credit risk in its derivative instruments as all of its counterparties are investment-grade financial institutions.
Tax advances and receivables
Tax advances and receivables consist primarily of refundable sales and use taxes and income tax prepayments.

Other assets
Other current assets and other non-current assets consist primarily of refundable security deposits, loans and advances receivable, and derivative assets.
Property and equipment
Property and equipment and assets leased under financing leases are carried at cost at acquisition date and are depreciated using the straight-line method over their estimated useful lives as follows:

Property and equipment	Useful economic life
Leasehold improvements	Lesser of life of the asset or expected lease term
Furniture, fixture and office equipment	3 - 5 years
Computer equipment and software	3 years
Vehicles	3 - 5 years

Property and equipment assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is assessed by a comparison of the carrying amount of the asset to the estimated future undiscounted net cash flows expected to be generated by the asset. If estimated future undiscounted net cash flows are less than the carrying value of the asset, an impairment charge is recognized to the extent its carrying value exceeds its estimated fair value. The Company did not identify any impairments for the years ended June 30, 2023, 2022 or 2021.
Leases
The Company determines whether an arrangement contains a lease at inception in accordance with the provisions of Accounting Standards Codification (“ASC”) 842, Leases. Operating leases are included in operating lease assets and current and non-current lease liabilities, and assets leased under finance leases are included in property and equipment and current and non-current debt in the consolidated balance sheets.
Operating lease assets represent the Company’s right to use an underlying asset for the lease term, and operating lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating leases with initial terms in excess of twelve months are recognized at the commencement date based on the present value of lease payments over the lease term. The operating lease asset is adjusted for lease incentives, prepaid lease payments and initial direct costs. Operating lease expense is recognized on a straight-line basis over the lease term in cost of services or selling, general and administrative expense, as applicable. The Company has lease agreements for office space with lease and non-lease components. The Company has elected to combine lease and non-lease components.

Certain of the Company’s lease agreements include rental payments that adjust periodically based on an index or rate, generally the applicable Consumer Price Index (“CPI”). The operating lease liability is measured using the prevailing index or rate at the measurement date (i.e., the commencement date). Incremental payments due to changes to the index- and rate-based lease payments are expensed as incurred.
For purposes of calculating operating lease liabilities, the lease term includes options to extend or terminate the lease when it is reasonably certain that the Company will exercise those options. The Company’s capital investment, relationships with clients serviced at the site, and employee recruitment potential are some of the factors it considers when determining whether it will exercise its option to extend a lease.
The Company determines the incremental borrowing rates based on information available at the lease commencement date. The incremental borrowing rate is the rate of interest that a lessee would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. Interest on finance leases is included in interest expense, net, in the consolidated statements of comprehensive income. We apply judgment in estimating the incremental borrowing rate including considering the term of the lease, the currency in which the lease is denominated, and the impact of collateral and our credit risk on the rate.
The Company has elected the short-term lease recognition exemption for all asset classes. Leases with a term of twelve months or less are expensed as incurred in the consolidated statements of comprehensive income as cost of services or selling, general and administrative expense as applicable. The Company did not have any material short-term leases for the periods presented.

For finance leases, the right of use asset is initially measured at cost, which comprises the initial amount of the lease liability adjusted for lease payments made at or before the lease commencement date, plus any initial direct costs incurred less any lease incentives received. The right of use asset is subsequently amortized using the straight-line method from the lease commencement date to the earlier of the end of the useful life of the underlying asset or the end of the lease term. The lease liability is initially measured in the same manner and date as for operating leases and is subsequently measured at amortized cost using the effective interest method.
Goodwill
Goodwill represents the excess of the cost of a business combination over the total acquisition date fair value of the identifiable assets, liabilities and contingent liabilities acquired. Goodwill is not amortized but is tested for impairment at the reporting unit level, on an annual basis or more frequently, if events occur or circumstances change indicating potential impairment. The Company annually tests goodwill for impairment on June 30. In evaluating goodwill for impairment, the Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. Qualitative factors that the Company considers include, but are not limited to, macroeconomic and industry conditions, overall financial performance and other relevant entity-specific events. If the Company bypasses the qualitative assessment, or if the Company concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then the Company performs a quantitative goodwill impairment test to identify potential goodwill impairment and measures the amount of goodwill impairment it will recognize, if any.
In the quantitative goodwill impairment test, the Company compares the estimated fair value of the reporting unit with its related carrying value. If the estimated fair value exceeds the carrying amount, no further analysis is needed. If, however, the reporting unit’s estimated fair value is less than its carrying amount, the Company records an impairment for the difference between the estimated fair value and the carrying value.
The Company uses an internally developed discounted cash flow model that includes estimates of projected revenues, expenses and related cash flows based on assumed long-term growth rates and demand trends, expected future investments to grow new units, and estimated discount rates. The Company bases these assumptions on its historical data and experience, industry projections, and micro and macro general economic condition projections and expectations.

No impairments were recorded during the fiscal years ended June 30, 2023, 2022 or 2021.

Other intangible assets
The Company has indefinite-lived intangible assets consisting of trademarks. The Company evaluates indefinite-lived intangible assets for possible impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Similar to goodwill, the Company may first use a qualitative analysis to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. The qualitative analysis will include a review of changes in economic, market and industry conditions, business strategy, and financial performance, among others, to determine if there would be a significant decline to the fair value of an indefinite-lived intangible asset. If a quantitative analysis is completed, an indefinite-lived intangible asset is evaluated for possible impairment by comparing the fair value of the asset with its carrying value. An impairment charge is recorded if the asset’s carrying value exceeds its estimated fair value. No impairments were recorded during the fiscal years ended June 30, 2023, 2022 or 2021.

Other intangible assets are included in other non-current assets on the consolidated balance sheets.
Derivatives
The Company accounts for financial derivative instruments under ASC 815, Derivatives and Hedging (“ASC 815”). The Company generally utilizes options with expirations of 12 months or less to reduce its foreign currency exposure due to exchange rate fluctuations on forecasted operating cash flows denominated in non-functional foreign currencies. The Company also entered into an interest rate swap to mitigate the effect of interest rate fluctuations. In using derivative financial instruments to hedge these exposures, the Company exposes itself to counterparty credit risk.
The Company designates these derivatives as cash flow hedges. To qualify for hedge accounting treatment, a derivative must be highly effective in mitigating the designated risk of the hedged item. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking various hedging activities. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective on a prospective and retrospective basis. When it is determined that a derivative has ceased to be a highly effective hedge or if a forecasted hedged item is no longer probable of occurring, or if the Company de-designates a derivative as a hedge, the Company discontinues hedge accounting and records all gains and losses in earnings.
For cash flow hedges, the entire change in the fair value of the hedging instrument included in the assessment of hedge effectiveness is reported in AOCI until the hedged transaction affects earnings. At that time, this amount is reclassified from AOCI and recognized within cost of services or selling, general and administrative expenses, or interest expense, net, as applicable.
Cash flows related to derivative contracts are classified within the operating section in the consolidated statements of cash flows.
Commitments and Contingencies
The Company is subject to claims and lawsuits filed in the ordinary course of business. Although management does not believe that any such proceedings other than those noted below will have material adverse effect on its consolidated financial position, results of operations, or cash flows, no assurances to that effect can be given based on the uncertainty of litigation and demands of third parties. The Company records a liability for pending litigation and claims where losses are both probable and can be reasonably estimated. Legal fees are expensed as incurred.
Employee benefits
(a)Defined contribution plans
The Company sponsors a 401(k) plan in the U.S. under which the Company makes matching contributions for eligible employees up to 4% of compensation. All Company matching contributions are immediately vested. The Company operates defined contribution plans in other countries as allowed or required by law.

For the years ending June 30, 2023, 2022, and 2021, the Company incurred plan expenses of $1.2 million, $1.0 million, and $0.8 million, respectively, which is recorded in selling, general and administrative expenses.
(b)Defined benefit plan
The Company records amounts relating to its defined benefit plans based on calculations that incorporate various actuarial and other assumptions, including discount rates, mortality, assumed rates of return, compensation increases and turnover rates. Remeasurement changes are reflected in AOCI. Current service costs are recorded in the period to which they relate. Prior service cost, if any, resulting from an amendment to a plan is recognized and amortized over the remaining period of service of the covered employees.
The Company reviews and adjusts its assumptions annually based on current rates and trends. The Company believes that the assumptions utilized in recording its obligation under the plan are reasonable based on its experience and market conditions.
As of June 30, 2023 and 2022, defined benefit obligations of $1.2 million and $0.8 million, respectively, were included in other non-current liabilities in the consolidated balance sheets, and amounts recognized in the consolidated statements of comprehensive income for the years ended June 30, 2023, 2022, and 2021 were $0.4 million, $0.4 million, and $0.6 million, respectively.
Share-based compensation plans
The Company accounts for its share-based awards in accordance with provisions of ASC 718, Compensation - Stock Compensation. The Company calculates the fair value of option awards using the Black-Scholes model. For equity-classified awards, total compensation cost is based on the grant date fair value. For liability-classified awards, total compensation cost is based on the fair value of the award on the date the award is granted and is subsequently re-measured at each reporting date until settlement.
The Company recognizes share-based compensation expense over the requisite vesting period using a graded vesting model. Awards to employees and directors may contain service, performance and/or market vesting conditions. For unvested awards with performance conditions, the Company assesses the probability of attaining the performance conditions at each reporting period. Awards that are deemed probable of attainment are recognized in expense over the requisite service period. The Company accounts for forfeitures as they occur.
Warrant to purchase common shares
The Company accounts for a warrant to purchase its common shares as an equity instrument in accordance with the provisions of Accounting Standard Update (“ASU”) No. 2019-08, Compensation – Stock Compensation (Topic 718) and ASC 606, Revenue from Contracts with Customers, which requires entities to measure and classify share-based payment awards granted to a customer by applying the guidance under Topic 718, as of January 1, 2019. On the grant date, the Company measured the warrant using a Black-Scholes option pricing model. There was no immediate vesting upon execution of the warrant. Contra-revenue and equity are recorded as revenue is recognized. The Company has elected a policy to estimate forfeitures for non-employee equity grants. At each reporting period, the Company assesses the likelihood of additional vesting in accordance with service or performance conditions included in the warrant terms. The Company revises its estimates for additional contra-revenue when it is probable that additional shares will vest.
Income taxes
Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are also recognized for the estimated future effects of tax loss carry forwards. The effect of changes in tax rates on deferred taxes is recognized in the period in which the enactment dates change.

We recognize deferred tax assets to the extent that we determine that these assets are more likely than not to be realized. In making such a determination, we consider the available positive and negative evidence, including future reversals of existing temporary differences, projected future taxable income, tax-planning strategies, carryback potential if permitted under the tax law, and results of recent operations. If we determine that we are able to realize our deferred tax assets in the future in excess of their net recorded amount, we will make an adjustment to the valuation allowance.
We record uncertain tax positions in accordance with ASC 740, Income Taxes, on the basis of a two-step process in which (1) we determine whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that met the more likely than not recognition threshold, we recognize the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority.
We recognize interest and penalties related to uncertain tax positions in income tax expense in the consolidated statement of operations. Accrued interest and penalties are included on the related tax liability line in the consolidated balance sheets.
Share repurchase plans
The board of directors may authorize share repurchases of the Company’s common shares. Purchases made pursuant to these authorizations may be carried out through open market transactions, negotiated purchases or otherwise, at times and in such amounts as the Company deems appropriate. Shares repurchased under such authorizations are held in treasury for general corporate purposes, including issuances under various employee share-based award plans. When Company shares are repurchased, the amount of the consideration paid (including directly attributable costs, net of any tax effects) is recognized as a deduction of additional paid in capital. Repurchased shares are classified as treasury shares and are presented as a deduction from total equity. When treasury shares are subsequently sold or reissued, the amount received is recognized as an increase in additional paid in capital, and any resulting surplus or deficit on the transaction is reclassified to accumulated deficit. See footnote 14 for more information on share repurchases.
Equity method investment
The Company uses the equity method to account for its investment in a company if the investment provides the Company with the ability to exercise significant influence over, but not control of, the operating and financial policies of the investee. The Company’s consolidated net income includes the Company’s proportionate share of the net income or loss of the investee. The Company’s judgment regarding the level of influence over its equity method investee includes considering key factors such as the Company’s ownership interest, representation on the board of directors and participation in policy-making decisions of the investee and material intercompany transactions. The Company has elected to classify distributions from its investee based on the cumulative earnings approach. See footnote 17 for more information.
Emerging Growth Company
The Company currently qualifies as an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Accordingly, the Company has the option to adopt new or revised accounting guidance either (i) within the same periods as those otherwise applicable to non-emerging growth companies or (ii) within the same time periods as private companies pursuant to Section 13(a) of the Exchange Act. The Company has elected to use the extended transition period until we are no longer an emerging growth company or until we choose to opt out of the extended transition period affirmatively and irrevocably.
Recently Adopted Accounting Pronouncements
In March 2020, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of Effects of Reference Rate Reform on Financial Reporting, which provided optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The amendment allows entities to elect not to apply certain modification accounting requirements to contracts affected by reference rate reform if certain criteria are met. An entity that makes this election would not have to remeasure the contracts at the modification date or reassess a previous accounting determination. Entities can elect various optional expedients that would allow them to continue applying hedge accounting for hedging relationships affected by reference rate reform if certain criteria are met. The Company adopted the new guidance during the fourth quarter of fiscal year 2022 and the adoption had no effect on the financial statements or related disclosures during the year.
2.REVENUE FROM CONTRACTS WITH CUSTOMERS
The Company recognizes revenues for services for which control has transferred to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for transferring the promised services. This process involves identifying the customer contract, determining the performance obligations in the contract, determining the transaction price, allocating the transaction price to the distinct performance obligations in the contract, and recognizing revenue when the performance obligations have been satisfied. A performance obligation is considered distinct from other obligations in a contract when it (a) provides a benefit to the customer either on its own or together with other resources that are readily available to the customer and (b) is separately identified in the contract. The Company considers a performance obligation satisfied as it provides services to a customer, meaning the customer has the ability to direct the use and obtain the benefit of the service.
Revenues from contact center services, which consist of customer service, technical support and other value-added outsourced back-office services, are recognized as the services are performed on the basis of the number of billable minutes or hours, contractual rates, and other contractually agreed metrics, if applicable. Certain of our client contracts include bonus and penalty provisions. Revenues related to training that occurs upon commencement of a new client contract or statement of work are deferred and recognized on a straight-line basis over the estimated life of the client program, as it is not considered to have a standalone value to the customer. The related expenses are expensed as incurred. Revenues are recognized over time as performance obligations are satisfied and in the period in which the Company has a right to invoice, net of discounts, incentives, and/or penalties as per contractual terms. Bonuses and penalties accrue for the current billing period and do not depend on future performance. In some cases, we may estimate these bonuses or penalties using the “most likely amount” method based on actual data and historical experience.
Revenues from digital services are recognized at a point in time upon the successful consumer activation or purchase of clients’ services. We utilize third parties in the satisfaction of this performance obligation; however, because we retain control over these third parties and are solely responsible for the risk and reward associated with this performance obligation, we have determined that we are the principal in these transactions and therefore recognize revenue on a gross basis.
Revenues from CX software-as-a-service products are recognized over time based on the term of the subscription. Set-up fees to customize the customer experience solution for client’s specific needs are deferred and recognized on a straight-line basis over the term of the subscription. Revenues related to additional consulting services are recognized over the period as the related services are performed on a per hour basis.
All of our contracts include the right to invoice for services on a monthly basis. None of our contracts include significant termination penalties, and generally may be terminated for convenience at any time with a short notice period (generally 30 to 120 days).
The Company generally does not incur significant upfront costs to fulfill or obtain a contract that would qualify for capitalization under ASC 606.
Disaggregation of Revenue
The majority of the Company’s revenues are derived from contracts with customers who are located in the United States. However, the Company delivers most of its services from geographies outside of the United

States. Our global delivery model is built on regional customer experience delivery centers and includes a unique ability to support work-at-home capabilities in any region.

The Company generates approximately 97% of its revenue from clients based in the United States of America.

	June 30, 2023	June 30, 2022	June 30, 2021
Revenue
United States	$509,170	$476,092	$428,557
Others	13,948	16,759	14,831
Total	$523,118	$492,851	$443,388

The following table presents the breakdown of the Company’s revenues by geographical location, based on where the services are provided, for the years ended:

	June 30, 2023	June 30, 2022	June 30, 2021
Revenue
Onshore (United States)	$145,401	$167,925	$168,475
Offshore (Philippines, Pakistan)	221,913	186,902	163,865
Nearshore (Jamaica, Nicaragua, Honduras)	155,804	138,024	111,048
Total	$523,118	$492,851	$443,388
The following table presents the breakdown of the Company’s revenue by pattern of revenue recognition for the years ended:

	June 30, 2023	June 30, 2022	June 30, 2021
Pattern of Revenue recognition
Services transferred over time	$489,942	$455,206	$402,613
Services transferred at a point in time	33,176	37,645	40,775
	$523,118	$492,851	$443,388
The movement in the deferred revenue is as follows:

	June 30, 2023	June 30, 2022
Opening balance	$12,593	$7,087
Revenue recognized during the year	(11,329)	(5,592)
Revenue deferred during the year	6,532	11,098
Closing balance	$7,796	$12,593

3.ACCOUNTS RECEIVABLE AND SIGNIFICANT CLIENTS
Accounts receivable, net in the accompanying consolidated balance sheets consists of the following:

	June 30, 2023	June 30, 2022
Accounts receivable	$86,484	$76,708
Less: Allowance for credit losses	(120)	(1,290)
Accounts receivable, net	$86,364	$75,418
The Company estimates its expected credit losses using the lifetime expected credit loss model. The allowance for credit losses is calculated quarterly based on the Company’s historical loss percentages (net of recoveries). In addition to the evaluation of historical losses, the Company considers current and future economic conditions and events such as changes in customer credit quality and liquidity. The Company will write-off accounts receivable against the allowance when it determines a balance is uncollectible, and wrote-off $1.4 million for the year ended June 30, 2023. Write-offs for the two fiscal years ended June 30, 2022 and 2021 were not material.
Activity in the Company’s allowance for credit losses consists of the following:

	June 30, 2023	June 30, 2022
Balance, beginning of year	$1,290	$2,301
Provision for credit losses	321	7
Reversal of provision for credit losses	(26)	(767)
Uncollectible receivables written off	(1,410)	—
Effect of foreign exchange	(55)	(251)
Balance, end of year	$120	$1,290
Significant Clients
The Company has one client in excess of 10% of total revenue for the years ended June 30, 2023 and June 30, 2022, and three clients in excess of 10% of total revenue for the year ended June 30, 2021. The revenue from our top three clients as a percentage of total revenue is as follows:

	Year ended June 30,
	2023	2022	2021
Client 1	13%	12%	12%
Client 2	7%	8%	12%
Client 3	7%	7%	11%
Amounts receivable from these clients is as follows:

	Year ended June 30,
	2023	2022
Client 1	$5,968	$9,966
Client 2	$13,807	$5,725
Client 3	$6,405	$4,369
To limit the Company’s credit risk with its clients, management regularly monitors the aging of customer receivables, maintains allowances for credit losses and may require prepayment for services from certain clients. Based on currently available information, management does not believe significant credit risk exists as of June 30, 2023.

4.PROPERTY AND EQUIPMENT, NET
Property and equipment consists of the following:

	June 30, 2023	June 30, 2022
Leasehold improvements	$37,356	$33,277
Furniture & fixtures	31,228	29,986
Computer equipment	73,824	67,448
Software	21,057	19,556
Vehicles	1,779	1,295
Assets under construction	435	1,356
Property and equipment, gross	$165,679	$152,918
Less: Accumulated depreciation	(124,528)	(110,979)
Property and equipment, net	$41,151	$41,939
The following table presents the Company’s total property and equipment by geographic location:

	June 30, 2023	June 30, 2022
USA	$10,751	$10,476
Philippines	9,117	11,474
Pakistan	3,923	2,995
Jamaica	13,374	11,318
Nicaragua	3,421	4,948
Honduras	565	709
Senegal	—	19
Total	$41,151	$41,939
Depreciation expense, which includes depreciation expense for finance lease assets, for the Company was $19.0 million, $18.1 million, and $14.1 million for the years ended June 30, 2023, 2022, and 2021, respectively.
5.LEASES
The Company has operating lease obligations primarily for our delivery centers and finance lease obligations primarily for vehicles and other equipment. Leases typically have initial terms of two to thirteen years, and may include renewal options if the Company is reasonably certain to exercise such options.
The components of lease cost are as follows:

	June 30, 2023	June 30, 2022	June 30, 2021
Operating lease cost:
Operating lease cost	$21,614	$21,442	$18,961
Variable lease cost	4,127	4,207	3,806
Total operating lease cost	25,741	25,649	22,767

Finance lease cost:
Amortization of right of use assets	446	375	2,541
Interest on lease liabilities	143	93	104
Total finance lease cost	$589	$468	$2,645

The following table presents supplemental balance sheet information related to leases:

	June 30, 2023	June 30, 2022
Operating lease assets	$70,919	$83,094

Operating lease liabilities, current	13,036	13,808
Operating lease liabilities, non-current	64,854	75,994
Total operating lease liabilities	$77,890	$89,802

Finance lease assets, net	929	641

Finance lease liabilities, current	361	391
Finance lease liabilities, non-current	600	322
Total finance lease liabilities	$961	$713
The following table presents supplemental cash flow information related to leases:

	June 30, 2023	June 30, 2022	June 30, 2021
Cash paid for amounts included in the measurement of lease liabilities	$14,309	$12,926	$10,791
Operating cash flows paid for interest portion of finance leases	$143	$93	104
Financing cash flows paid for principal portion of finance leases	$447	$818	$7,019
The following table presents supplemental noncash information related to leases:

	June 30, 2023	June 30, 2022
Right-of-use assets obtained in exchange for lease obligations
Operating leases	11,281	24,319
Finance leases	881	452

	June 30, 2023	June 30, 2022
Weighted average remaining lease term (in years)
Operating leases	5.7	5.8
Finance leases	2.6	3.0

Weighted average discount rate
Operating leases	9.2%	9.0%
Finance leases	13.4%	12.2%

The following table presents the maturities of our lease liabilities as of June 30, 2023:

Year Ending June 30	Operating Leases	Finance Leases
2024	$19,162	$496
2025	17,398	432
2026	15,966	220
2027	15,712	33
2028	12,785	—
Thereafter	19,587	—
Total undiscounted lease payments	100,610	1,181
Less: liability accretion	(22,720)	(220)
Total lease liabilities	77,890	$961
6.GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
The carrying amount of goodwill at both June 30, 2023 and 2022 was $11.8 million. During the years ended June 30, 2023 and 2022, the Company performed a qualitative assessment and determined that the estimated fair value of the reporting unit exceeded the carrying value, therefore, no impairment charges were recognized.

Other Intangible Assets
The carrying amount of indefinite-lived intangible assets (trademarks) at both June 30, 2023 and 2022 was $0.7 million and is included in other non-current assets in the consolidated balance sheets. During the years ended June 30, 2023 and 2022, the Company performed a qualitative assessment and determined that no impairment was necessary.
7.DERIVATIVES
Cash flow hedges
Interest rate swap
In March 2020, the Company entered into a $15 million notional floating to fixed interest-rate swap to hedge the interest rate risk on the first $15 million of the balance outstanding under our three-year $35.0 million revolving credit facility (as amended, the “PNC Credit Facility”) with PNC Bank, N.A. (“PNC”). At the time the hedge was executed, all critical terms matched between the hedge and the hedged item. Hedge effectiveness was assessed prospectively at inception, and on an ongoing basis by confirming that the critical terms continue to match. For the year ended June 30, 2023 there was no hedge ineffectiveness. For the year ended June 30, 2022, due to a decline in the line of credit balance, the Company recorded $0.05 million of hedge ineffectiveness, which is included in interest expense, net. For the year ended June 30, 2021 there was no hedge ineffectiveness. The hedge expired by its terms in March 2023 and was not replaced.
The Company has elected the optional expedients under ASC 848, which allows companies to continue applying hedge accounting, without de-designation, when one or more critical terms of the hedging relationship change, or is expected to change, due to reference rate reform. Effective June 1, 2022, the hedged debt index was changed from LIBOR to SOFR and the hedge documentation was updated to reflect this change on the effective date. The swap was not amended and the Company continued to apply hedge accounting.

The fair value of the interest rate swap is recorded in other current assets in the consolidated balance sheets as of June 30, 2023 and 2022:

Maturity Date	USD Notional	Floating rate receivable	Fixed rate payable	Fair value (liability) / asset
Interest rate swap
March 26, 2023	$15,000	1M USD-SOFR	1.43%
Fair value as of June 30, 2022				$170
Fair value as of June 30, 2023				$—
Foreign exchange contracts
During the two years ended June 30, 2023 and 2022, the Company entered into foreign currency exchange contracts, consisting of offsetting foreign exchange option contracts (“collars”), to mitigate foreign exchange fluctuations on the Philippine Peso (“PHP”) within a certain range and on a certain percentage of its PHP operating costs. The collars were designated as cash flow hedges upon inception, in accordance with ASC 815, in order to match the financial results of the hedges with the forecasted transactions. These contracts cover periods commensurate with the expected exposure, generally three to twelve months. We execute our contracts with our primary banking partner, PNC. The Company has not experienced and does not anticipate experiencing any issues related to derivative counterparty defaults.
The following table shows the notional amount and fair value of our foreign exchange cash flow hedging instruments as of June 30, 2023 and 2022:

Settlement date	Hedged currency	Foreign currency rate	Notional amount	Fair Value
Foreign currency option contracts - liabilities
July 6, 2023 through June 21, 2024	PHP	52.50 - 57.90	$27,303
Fair value as of June 30, 2022				981
Fair value as of June 30, 2023				100
The fair value of the collars are included in accounts payable and accrued liabilities in the consolidated balance sheets.
Changes in the fair value of derivatives that are designated and qualify as cash flow hedges are recognized in AOCI. Amounts previously recognized in AOCI are reclassified to expense in the periods in which the hedged expenses occur. During the years ended June 30, 2023 and 2022, the Company reclassified a loss of $1.2 million and $0.3 million, respectively, related to its collars in cost of services.
The table below summarizes the aggregate unrealized net gain or loss in AOCI for the three years ended June 30:

	June 30, 2023	June 30, 2022	June 30, 2021
Aggregate unrealized net loss at beginning of period	$857	$316	$518
Add: Net loss / (gain) from change in fair value of cash flow hedges	524	860	(202)
Less: Net loss reclassified to earnings from effective hedges	(1,201)	(319)	—
Aggregate unrealized net loss at end of period	$180	$857	$316

8.DEBT
Debt consists of the following:

	June 30, 2023	June 30, 2022
Debt
Revolving credit facility	$52	$11,202
Demand loans	—	1,626
Notes payable	—	1,851
Loans	—	348
Finance leases	961	713
Total debt	$1,013	$15,740
Less: Current maturities of long-term debt and finance leases	(413)	(15,079)
Total long-term debt, net	$600	$661
Revolving credit facilities
PNC Credit Facility
In November 2013, the Company’s subsidiary, Ibex Global Solutions, Inc. (formerly known as TRG Customer Solutions, Inc.), entered into the three-year $35.0 million revolving credit facility with PNC (as amended, the “PNC Credit Facility”). Between June 2015 and March 2021, the PNC Credit Facility was amended multiple times for increases to the maximum revolving advance amount and extensions of the maturity date. In March 2021, the PNC Credit Facility was amended to join its wholly owned subsidiaries, Digital Globe Services, LLC, TelSatOnline, LLC and 7 Degrees, LLC as borrowers. In September 2021, the PNC Credit Facility was amended to join its wholly owned subsidiary, iSky, LLC as a borrower. In June 2022, the PNC Credit Facility was amended to increase the maximum revolving advance amount to $80 million, with the ability to request increases, up to a maximum revolving advance amount of $95 million (contingent upon lender approval), change the reference rate used from LIBOR to Term SOFR and extend the maturity date to May 2026. Borrowings under the PNC Credit Facility bear interest at SOFR plus a margin of 1.75% and/or negative 0.5% of the PNC Commercial Lending Rate for domestic loans. The PNC Credit Facility also requires a commitment fee of 0.25% per annum of undrawn commitments to be paid quarterly in arrears. The PNC Credit Facility is guaranteed by IBEX Global Limited and secured by substantially all the assets of Ibex Global Solutions, Inc. and its wholly owned subsidiaries mentioned above. The line of credit balance as of June 30, 2023 and 2022 is $0.1 million and $11.2 million, respectively. As of June 30, 2023, the Company had $71.9 million of borrowing available based on eligible collateral.

The PNC Credit Facility contains certain financial, operating, and other covenants, including, among other things, covenants restricting additional borrowings, pay dividends and make certain investments. The Company was in compliance with all debt covenants as of June 30, 2023.
Notes payable
During fiscal year 2022, the Company has financed $1.0 million related to the purchase of various property and equipment at interest rates ranging from 5.4% to 9.76% per annum. As of June 30, 2023 and 2022, the balance of the notes were zero and $0.2 million, respectively.
In fiscal year 2022, the Company financed its insurance policies at interest rates ranging from 4.6% to 5% per annum. As of June 30, 2023 and 2022, the balance of the notes were zero and $1.7 million, respectively.
Demand Loans
In January 2018, the Company’s subsidiary IBEX Global Jamaica Limited entered into a $1.4 million non-revolving demand loan with First Global Bank Limited. As of June 30, 2023 and 2022 the balance of the loan was zero and $0.2 million, respectively.

In November 2018, the Company’s subsidiary IBEX Global Jamaica Limited entered into a $1.2 million non-revolving demand loan with First Global Bank Limited. As of June 30, 2023 and 2022, the balance of the loan was zero and $0.4 million, respectively.
In October 2019, the Company’s subsidiary, IBEX Global Jamaica Limited, entered into a $0.8 million non- revolving demand loan with First Global Bank Limited. As of June 30, 2023 and 2022, the balance of the loan was zero and $0.1 million, respectively.
In March 2020, the Company’s subsidiary, IBEX Global Jamaica Limited, entered into a $0.6 million non-revolving demand loan and a $2.0 million non-revolving demand loan with First Global Bank Limited. As of June 30, 2023 and 2022, the balance of the $0.6 million non-revolving demand loan was zero and $0.2 million, respectively. As of June 30, 2023 and 2022, the balance of the $2 million non-revolving demand loan was zero and $0.7 million, respectively.
Loans
In May 2020, the Company’s subsidiary, IBEX Global Solutions (Pvt) Limited entered into a loan agreement with JS Bank Limited for a loan of $1.0 million (PKR165 million) under a government initiated wage and salary loan fund. The loan bears 3% interest per annum with a two year term. Repayment of the loan commenced in January 2021, and was paid in full in December 2022. As of June 30, 2023 and 2022, the balance of the loan was zero and $0.2 million, respectively.
In May 2020, the Company’s subsidiary, Virtual World (Pvt) Limited entered into a loan agreement with JS Bank Limited for a loan of $0.8 million (PKR 120 million) under a government initiated wage and salary loan fund. The loan bears 3% interest per annum with a two year term. Repayment of the loan commenced in January 2021, was paid in full in December 2022. As of June 30, 2023 and 2022, the balance of the loan was zero and $0.1 million, respectively.
Total interest expense of $0.2 million, $1.2 million, and $1.9 million has been recognized in the consolidated statements of comprehensive income for the years ended June 30, 2023, 2022, and 2021, respectively.
9.CONTINGENCIES AND COMMITMENTS
The Company is subject to claims and lawsuits filed in the ordinary course of business. Although management does not believe that any such proceedings other than those noted below will have material adverse effect on its consolidated financial position, results of operations, or cash flows, no assurances to that effect can be given based on the uncertainty of litigation and demands of third parties. The Company records a liability for pending litigation and claims where losses are both probable and can be reasonably estimated.

Legal proceedings
In March 2022, a class action lawsuit was filed against the Company in the United States District Court for the District of Columbia alleging plaintiffs’ personal information was exposed as a result of the August 2020 ransomware incident. In July 2022, the parties reached a preliminary settlement. In March 2023, the Court granted final approval of the settlement, with a deadline for class members to submit claims to the Settlement Administrator ending March 20, 2023. As of June 30, 2023, there have been no objections or opt-outs received and the period to submit same has expired. The settlement was fully covered and paid by available insurance.
Indemnification
In addition, in the ordinary course of business, we enter into agreements of varying scope and terms pursuant to which we agree to indemnify clients, vendors and other business partners with respect to certain matters, including, but not limited to, losses arising out of breach of such agreements, cybersecurity breach, services to be provided by us or from intellectual property infringement claims made by third parties. Historically, we have not experienced significant losses on these types of indemnification obligations.

Purchase obligations

As of June 30, 2023, the Company is party to non-cancelable purchase obligations that mainly relate to long term telecommunications contracts and enterprise cloud solutions for the continuing operation of our business. The Company has commitments to pay $6.3 million in the next twelve months and $9.5 million thereafter related to these contracts.
10.WARRANT
On November 13, 2017, and as subsequently amended, the Company issued to Amazon.com NV Investment Holdings LLC, a subsidiary of Amazon.com, Inc. (“Amazon”), a 10-year warrant to acquire approximately 1,674,017 common shares, representing 10.0% of our equity on a fully diluted basis. The warrant is exercisable at a price per share of $9.42. The warrant provides for net share settlement, that if elected by the holder, will reduce the number of shares issued upon exercise to reflect the net settlement of the exercise price. The warrant is classified as an equity instrument in accordance with ASU No. 2019-08, which was adopted retroactively on July 1, 2020. The Company determined the grant date fair value of the warrant using the Black-Scholes option pricing model.
The warrant shares vest on the satisfaction of specified milestones tied to Amazon’s purchase of services from the Company during a seven-and-a-half-year period ending on June 30, 2024. The vesting is partially accelerated in the event of a reorganization transaction (as defined in the warrant). Amazon is entitled to customary shelf and piggy-back registration rights with respect to the shares issued upon exercise of the warrant. Amazon may not transfer the warrant except to a wholly-owned subsidiary of Amazon.
As of June 30, 2023 and 2022, 1,004,410 and 669,607 warrants were vested, respectively. To date, no warrants have been exercised, expired or been cancelled.
The Company recorded contra revenue of approximately $1.1 million, $1.0 million, and $0.8 million during the years ended June 30, 2023, 2022, and 2021, respectively.
11.SHARE BASED COMPENSATION
Share-based compensation expense
The following tables summarize the components of share-based compensation expense recognized in the Company’s consolidated statements of comprehensive income, both by line item and by plan:

	Year ended June 30,
	2023	2022	2021
Cost of services	$298	$105	$—
Selling, general and administrative	4,308	1,746	5,361
Total stock compensation expense	$4,606	$1,851	$5,361

	Year ended June 30,
	2023	2022	2021
Phantom Stock Plans	$800	$33	$851
2018 Restricted Stock Award Plan	$(7)	$6	$885
2020 Long term Incentive Plan	$3,813	$1,812	$3,625
Total stock compensation expense	$4,606	$1,851	$5,361
Phantom Stock Plans
In 2018, the Company adopted phantom stock plans (“Phantom Stock Plans”) in certain of its operating countries, which provide for grants of “phantom stock options” to certain executive officers and employees in those countries. Each phantom stock option provides the participant with a contractual right to receive an amount equal to the difference between the fair market value of a vested common share of the Company at the time of exercise and the exercise price of the option per share.

The maximum number of phantom stock options available for issuance under the Phantom Stock Plans is 600,000. The Phantom Stock Plans shall continue until the earlier of June 30, 2025 or termination by the Company’s board of directors pursuant to the terms of the plans.
The following table summarizes the phantom stock option activity for the year ended June 30, 2023:

	Share options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate intrinsic value (thousands)
Outstanding as of June 30, 2022	187,673	$18.91	7.23
Granted	97,500	25.48	9.67
Exercised	(63,089)	17.18	6.86	$558
Forfeited / expired	(10,734)	24.36	8.94
Outstanding as of June 30, 2023	211,350	$22.18	8.38	$188
Vested and exercisable as of June 30, 2023	93,621	$19.43	7.34	$169
The weighted average fair value of the phantom stock options for the years ended June 30, 2023, 2022, and 2021 is $8.33, $5.59, and $13.84 respectively. The total pre-tax intrinsic value of the options exercised during the years ended June 30, 2023, 2022, and 2021 was $8.85, $9.52, and $14.76, respectively. The liability for outstanding phantom stock options as of June 30, 2023 and 2022 was $1.2 million and $1.0 million and is included in other liabilities and non-current liabilities in the consolidated balance sheets, as applicable.
As of June 30, 2023, the unrecognized compensation expense associated with the phantom stock plan is $0.6 million and it will be recognized over 47 months from the end of June 30, 2023.

Phantom stock option awards vest based on service conditions. The Company has elected to use the Black-Scholes valuation to calculate the fair value of Phantom stock options. The Black-Scholes valuation model requires the use of certain estimates and assumptions that affect the fair value of options in the consolidated statement of profit or loss. These include the price per share, expected term, expected volatility, expected dividends and the risk-free interest rate.

	June 30, 2023	June 30, 2022	June 30, 2021
Expected term	1.40 - 6.12 years	1.40 -5.66 years	1.65 - 5.66 years
Volatility	33.41% - 36.33%	32.6% - 37.2%	32.23% - 44.29%
Expected dividend yield	0.00%	0.00%	0.00%
Risk-free interest rate	4.05% - 4.87%	3.01% to 3.03%	0.25% - 1.04%
The assumptions used in the Black-Scholes model are estimated as follows:
•Expected dividend yield: Zero percent, as we do not anticipate paying dividends on our common shares.
•Expected volatility: Based on the historical stock price volatility of comparable publicly-traded companies in our peer group.
•Risk-free interest rate: Based on the U.S. Treasury yield curve in effect at the time of grant.
•Expected term: Estimated based on the simplified method as we do not have adequate historical data.
2018 Restricted Share Plan
On December 21, 2018, our board of directors and shareholders approved and adopted the Company’s 2018 Restricted Share Plan (the “2018 RSA Plan”). As of May 20, 2020, the Company will not issue further shares under this 2018 RSA plan and the remaining shares of 707,535 were transferred to the 2020 Long Term Incentive Plan.

Executive Leadership Team awards
Performance-based restricted stock awards (“RSA”) were granted to executive leadership team employees and vested based on certain performance criteria, which have all been met, in addition to service conditions.

A summary of the unvested RSAs is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested as of June 30, 2022	35,292	$0.61
Granted	—	—
Vested	(28,902)	0.61
Forfeitures / cancellations / expirations	(106)	0.61
Unvested as of June 30, 2023	6,284	$0.61
2020 Long Term Incentive Plan
On May 20, 2020, our board of directors and shareholders approved and adopted the Company’s 2020 Long Term Incentive Plan, with an amendment and restatement effective January 14, 2022 (the “2020 LTIP”). The number of common shares that we may issue with respect to awards granted under the 2020 LTIP will not exceed an aggregate of 1,987,326 shares. The 2020 LTIP provides for grants of stock options and stock awards.
Stock options
The Company granted stock options to new and existing employees and members of the board of directors over the last three fiscal years. These awards are subject to service-based, and in some cases, performance- and market-based vesting conditions and generally vest in monthly, quarterly, or annual installments over two to four years. The term of the option awards is ten years.
The following table summarizes the stock option activity for the year ended June 30, 2023:

	Share options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate intrinsic value (thousands)
Outstanding as of June 30, 2022	921,972	$16.62	7.34
Granted	236,200	26.22	9.67
Exercised	(122,946)	16.79	7.28	$1,002
Forfeited / expired	(93,627)	18.44	7.26
Outstanding as of June 30, 2023	941,599	18.78	7.89	$3,501
Vested and exercisable as of June 30, 2023	558,758	$16.36	7.16	$2,721
The weighted-average grant-date fair value of options granted during the years ended June 30, 2023, 2022, and 2021 was $18.78, $16.42, and $16.70, respectively. The total pre-tax intrinsic value of the options exercised during the year ended June 30, 2023, 2022, and 2021 was $8.15, $4.08, and $3.65, respectively.

We use the Black-Scholes model to determine the fair value of stock options with either solely service conditions or a combination of service and performance conditions. The grant date fair value of the stock options was estimated using the following assumptions:

	June 30, 2023	June 30, 2022	June 30, 2021
Expected term	6.12 years	6.08 - 7.00 years	5.30 - 10.00 years
Volatility	32.89% - 33.39%	31.30% - 31.54%	29.40% - 47.70%
Expected dividend yield	0.00%	0.00%	0.00%
Risk-free interest rate	3.75% to 4.11%	1.28% to 2.00%	0.57% to 1.20%
The assumptions used in the Black-Scholes model are estimated as follows:
•Expected dividend yield: Zero percent, as we do not anticipate paying dividends on our common shares.
•Expected volatility: Based on the historical stock price volatility of comparable publicly-traded companies in our peer group.
•Risk-free interest rate: Based on the U.S. Treasury yield curve in effect at the time of grant.
•Expected term: Estimated based on the simplified method as we do not have adequate historical data.
Restricted stock awards/units (RSU)
The Company granted restricted stock awards in fiscal year 2022 (“RSU”) which vest based on service conditions over four years. The Company also granted restricted stock awards in fiscal year 2021 to the Chief Executive Officer and members of the board of directors which either vest immediately or over two years.
Performance-based restricted stock units (PRSU)
The Company granted restricted stock units that were subject to service and performance conditions in fiscal years 2022 and 2021. Performance triggers were based on revenue or EBITDA targets. If such targets are met, awards begin vesting on a three-year schedule, or, in some cases, vest immediately. If targets are not met, no shares will vest.

The Company calculated the fair value of the RSU and PRSU awards based on the closing price of the Company’s stock on the date of grant and records compensation expense over the vesting period using a graded vesting model. The weighted average grant-date fair value of these awards during the years ended June 30, 2023, 2022, and 2021 was $16.28, $16.68, and $19.23, respectively. The weighted average grant-date fair value of awards vested during the years ended June 30, 2023, 2022, and 2021 was $17.12, $19.23 and $19.23, respectively.
A summary of the unvested RSU and PRSU activity for the year ended June 30, 2023 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested as of June 30, 2022	635,738	$16.68
Granted	—	$—
Vested	(30,557)	$17.12
Forfeitures / cancellations / expirations	(60,000)	$20.11
Unvested as of June 30, 2023	545,181	$16.28
As of June 30, 2023, there was approximately $8.2 million of total unrecognized compensation expense which will be recognized over the remaining weighted average vesting period of 3.77 years using a graded vesting model.

12.FAIR VALUE
The fair value hierarchy prioritized the input to valuation techniques used to measure fair value. The hierarchy requires that the Company maximize the use of observable inputs and minimize the use of unobservable inputs. The levels of the fair value hierarchy are as follows:
Level 1: Quoted prices for identical instruments traded in active markets.
Level 2: Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.
Level 3: Unobservable inputs that cannot be supported by market activity and that are significant to the fair value of the asset, liability, or equity such as the use of certain pricing models, discounted cash flow models and similar techniques that use significant unobservable inputs.
The carrying value of our cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, accrued payroll and employee-related liabilities, approximate fair value because of their short-term nature. The Company measures its debt at carrying value including accrued interest, which approximates fair value because of its short-term nature.
Derivatives designated as cash flow hedges
The values of our derivative instruments are derived from pricing models using inputs based upon market information, including contractual terms, market prices and yield curves. The inputs to the valuation pricing models are observable in the market, and as such the derivatives are classified as Level 2 in the fair value hierarchy.
Phantom stock awards
The Company uses the Black-Scholes option pricing model to value our phantom stock awards. All inputs to the model are derived from active market information for identical or similar instruments, including stock price, volatility, and interest rates. The inputs to the valuation pricing models are observable in the market, and as such the phantom stock awards are classified as Level 2 in the fair value hierarchy.
The following is a summary of the Company’s fair value measurements on a recurring basis as of June 30, 2023 and 2022:

	Fair Value Measurements Using
As of June 30, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash flow hedge - interest rate swap	$—	$—	$—
Total assets	$—	$—	$—

Liabilities
Cash flow hedge - foreign currency collars, net	$—	$100	$—
Phantom stock options	—	1,173	—
Total liabilities	$—	$1,273	$—

	Fair Value Measurements Using
As of June 30, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash flow hedge - interest rate swap	$—	$170	$—
Total assets	$—	$170	$—

Liabilities
Cash flow hedge - foreign currency collars, net	$—	$981	$—
Phantom stock options	—	932	—
Total liabilities	$—	$1,913	$—
These balances are included in other current assets and other current and non-current liabilities, as applicable, in the consolidated balance sheets.
There were no transfers between the different hierarchy levels in the years ended June 30, 2023 and 2022.
13.INCOME TAXES
Income before income taxes includes the following components:

	2023	2022	2021
United States	21,938	1,996	3,910
Foreign	18,388	17,383	11,243
Total	$40,326	$19,379	$15,153
The major components of the provision for income tax expense (benefit) are as follows:

	June 30, 2023	June 30, 2022	June 30, 2021
Current tax expense:
Federal	$385	$—	$1,350
State	487	647	1,051
Foreign	3,467	2,575	1,555
Total current expense	$4,339	$3,222	$3,956

Deferred tax:
Federal	4,019	(3,759)	(1,036)
State	843	(1,025)	(717)
Foreign	(457)	(515)	(139)
Total deferred expense (benefit)	$4,405	$(5,299)	$(1,892)

Provision for income tax expense (benefit)	$8,744	$(2,077)	$2,064
The Company’s income tax provision includes the results of the Company’s U.S. operations and its various foreign operations including subsidiaries based in the United Kingdom, European Union, Canada, Jamaica, Nicaragua, Pakistan, Senegal, Honduras, and the Philippines. The Company’s Bermuda-based companies are not subject to income tax as there is no corporate income tax in Bermuda.

Differences between U.S. federal statutory income tax rates and our effective tax rates for the years ended June 30, 2023, 2022, and 2021 are as follows:

	June 30, 2023	June 30, 2022	June 30, 2021

U.S. federal statutory rate	21.0%	21.0%	21.0%
State income taxes, net of federal deduction	1.4%	3.0%	7.5%
Foreign rate differential	(5.7)%	(8.6)%	(13.5)%
Non-deductible expenses / exempt income	1.2%	1.5%	1.7%
Employment and other tax credits	(2.9)%	(7.7)%	(6.4)%
Prior year provision / other items	3.1%	0.4%	1.8%
Unrecognized losses utilized during the year	—%	(0.7)%	—%
Change in valuation allowance	3.6%	(19.6)%	1.5%
Effective tax rate percentage	21.7%	(10.7)%	13.6%
We have been granted “Tax Holidays” as an incentive to attract foreign investment by the governments of Nicaragua, Pakistan, and certain qualifying locations in the Philippines. Generally, a Tax Holiday is an agreement between us and a foreign government under which we receive certain tax benefits in that country. In Pakistan, we have been granted approval for an indefinite exemption from income taxes on all exported IT services. In Nicaragua, we have been granted approval of exemption from income taxes until 2025, which can be extended for another 10 years upon application. The Tax Holidays for our qualifying Philippines facilities expire at staggered dates through 2031. Our Tax Holidays could be eliminated if there are future changes in our operations or the governmental authorities approve legislation to modify the Tax Holidays in the various taxing jurisdictions. The aggregate reduction in income tax expense due to the above Tax Holidays was $3.4 million, $2.7 million, and $0.8 million and for the years ended June 30, 2023, 2022, and 2021, respectively. The aggregate reduction in income tax expense per diluted share was $0.18, $0.15, and $0.04 for the years ended June 30, 2023, 2022, and 2021, respectively.

Significant components of deferred tax assets and liabilities included in the consolidated balance sheets are as follows:

	June 30, 2023	June 30, 2022
Deferred tax assets
Provision for doubtful accounts	$99	$74
Provision for employee benefits and other expenses	755	1,147
Tax credit carryforwards	2,427	2,454
Section 174 research and development capitalization	589	—
Net operating losses	2,394	8,748
Property and equipment, net	534	264
Intangible assets	3	—
Lease liability (right of use assets)	6,546	7,392
Net unrealized loss on hedging	56	218
Total deferred tax assets	$13,403	$20,297
Valuation allowance	(1,463)	(2,942)
Total deferred tax assets, net of valuation allowance	$11,940	$17,355

Deferred tax liabilities
Property and equipment, net	(732)	(507)
Right of use assets	(5,440)	(6,374)
Intangible assets	(1,184)	(1,199)
Total deferred tax liabilities	$(7,356)	$(8,080)

Net deferred tax assets and liabilities	$4,584	$9,275
The Company had U.S. gross federal net operating loss carry forwards of zero and $18.9 million, as of June 30, 2023 and 2022, respectively, and gross state net operating loss carry forwards of approximately $15.1 million and $32.2 million, as of June 30, 2023 and 2022, respectively, which may be available to offset state income tax liabilities in the future. The state net operating losses will expire based on each state income tax laws. The Company’s Canadian subsidiary has net operating loss carry forward of $2.1 million and $2.2 million as of June 30, 2023 and 2022, respectively, which will begin to expire in 2028. The Company’s UK and European subsidiaries have net operating loss carry forward of $3.4 million and $6.5 million, as of June 30, 2023 and 2022, respectively, which can be carried forward indefinitely. These amounts are estimated amounts for the year ended June 30, 2023, and based on the income tax returns filed for the year ended June 30, 2022.
The Company assesses the available positive and negative evidence whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets.
On the basis of this evaluation, valuation allowances of $1.5 million and $2.9 million have been recorded as of June 30, 2023 and 2022, respectively, to recognize only the portion of the Company’s deferred tax assets that are expected to be realized in certain foreign taxing jurisdictions. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present.
We do not provide for deferred taxes on the excess of the financial reporting basis over the tax basis in our investments in foreign subsidiaries that are essentially permanent in duration or not subject to taxation in the U.S. or in the local country.
The Company is subject to income tax in several jurisdictions and significant judgment is required in determining the provision for income taxes. During the ordinary course of business, there are transactions and calculations for which the ultimate tax determination is uncertain. As a result, the Company recognizes tax liabilities based on estimates of whether additional taxes and interest will be due. There are no material uncertain tax treatments that would require adjustment to income tax expense.
Under accounting standards for uncertainty in income taxes (ASC 740-10), a company recognizes a tax benefit in the financial statements for an uncertain tax position only if management’s assessment is that the position is “more likely than not” (i.e., a likelihood greater than 50 percent) to be allowed by the tax jurisdiction based solely on the technical merits of the position. The term “tax position” in the accounting standards for income taxes refers to a position in a previously filed tax return or a position expected to be taken in a future tax return that is reflected in measuring current or deferred income tax assets and liabilities for interim or annual periods.
There were no unrecognized tax benefits in the years ended June 30, 2023, 2022, and 2021 that, if recognized, would affect the Company’s effective tax rate. We recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense/(benefit). We have not recorded any interest expense or penalties in income tax expense for the years ended June 30, 2023, 2022 and 2021. We do not have any interest or penalties accrued as of June 30, 2023 and 2022.
We file numerous consolidated and separate income tax returns in the U.S. federal and various state jurisdictions as well as in various foreign jurisdictions. Our U.S. federal returns and most state returns for tax years 2019 and forward are subject to examination. Tax return filings in the United Kingdom for the year ended June 2019 and onward are still open for examination. Tax return filings in Canada for the year ended June 2020 and onward are still open for examination. Tax return filings in Luxembourg for the year ended June 2018 and onward are still open for examination as well as Cyprus tax returns for their tax years ending June 2017.
14.STOCKHOLDERS’ EQUITY

AOCI
The following table presents changes by component:

	Foreign Currency Translation Adjustment	Derivative Valuation	Defined Benefit Plan	Total
Balance as of June 30, 2020	(1,095)	(518)	(474)	(2,087)
Foreign currency translation	(477)	—	—	(477)
Actuarial gain / (losses) on defined benefit plan	—	—	(26)	(26)
Unrealized gains / (losses) on cash flow hedges	—	202	—	202
Reclassifications to earnings	(173)	—	163	(10)
Balance as of June 30, 2021	(1,745)	(316)	(337)	(2,398)
Foreign currency translation	(2,281)	—	—	(2,281)
Actuarial gain / (losses) on defined benefit plan	—	—	287	287
Unrealized gains / (losses) on cash flow hedges	—	(905)	—	(905)
Reclassifications to earnings	—	364	153	517
Tax provision	—	218	—	218
Balance as of June 30, 2022	(4,026)	(639)	103	(4,562)
Foreign currency translation	(2,234)		—	(2,234)
Actuarial gain / (losses) on defined benefit plan	—	—	(120)	(120)
Unrealized gains / (losses) on cash flow hedges	—	(479)	—	(479)
Reclassifications to earnings	—	1,156	89	1,245
Tax provision	—	(162)	—	(162)
Balance as of June 30, 2023	(6,260)	(124)	72	(6,312)

The following table presents the reclassifications from AOCI to the consolidated statements of comprehensive income:

	For the year ended June 30,
Description of AOCI components	2023	2022	2021	Statement of Other Comprehensive Income Classification
Foreign currency translation gain	173	—	—	Selling, general and administrative expense

Gains / (losses) on foreign currency hedges	(1,201)	(319)	—	Cost of services
Gains / (losses) on interest rate swap	45	(45)	—	Interest expense, net
Tax provision	162	(218)	—	Provision for income taxes
Total derivative valuation	(994)	(582)	—

Amortization related to defined benefit plan	(89)	(153)	(163)	Cost of services
Share buyback
In December 2021, the Company’s board of directors authorized the repurchase of up to $20 million of its common shares. The Company’s proposed repurchases may be made from time to time through open market transactions at prevailing market prices, in privately negotiated transactions, in block trades and/or through other legal permissible means, depending on the market conditions and in accordance with applicable rules and regulations. The actual timing, number, and dollar amount of repurchase transactions will be determined by management at its discretion and will depend on a number of factors including, but not limited to, the market price of the Company’s common shares, general market and economic conditions, and compliance with Rule 10b-18 and/or Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. The repurchase program does not obligate the Company to acquire any particular amount of common shares, and the repurchase program may be suspended or discontinued at any time at the Company’s discretion. For the years ended June 30, 2023 and 2022, the Company repurchased 17,558 and 227,889 shares, respectively, of its common shares totaling $0.3 million, and $3.4 million, respectively. The repurchase program expired December 9, 2022.

Dividend distribution
Prior to our initial public offering in fiscal year 2021, our board of directors approved a one-time dividend of $4.0 million reflecting a portion of the cash generation from the business during fiscal year 2020. The dividend was paid on July 24, 2020 to TRGI, the holder of our Series A preferred share, which was entitled to a dividend preference that expired upon conversion of the Series A preferred share to common shares upon the completion of our IPO.

15.WEIGHTED AVERAGE SHARE COUNTS
The following table sets forth the components of the computation from basic to diluted earnings per share for net income for the years ended June 30:

	2023	2022	2021
Shares used in basic earnings per share calculation	18,200	18,232	17,649
Effect of dilutive securities:
Employee share-based compensation	199	227	489
Warrant	495	265	220
Total effects of dilutive securities	694	492	709
Shares used in dilutive earnings per share calculation	18,893	18,724	18,359

Shares considered anti-dilutive using the treasury method	367	18	3
16.RELATED PARTY TRANSACTIONS
The Company has agreements with multiple companies under the control of our controlling shareholder, TRGI, and with companies which have common Directors, in the normal course of business. These transactions were executed on mutually agreed terms and include contact center services, back office support services and an office lease. During the fiscal years ended June 30, 2023, 2022, and 2021, the Company recognized revenue of $0.1 million, $0.1 million, and $1.2 million, respectively, and incurred expenses of $0.0 million, $0.0 million and $0.5 million, respectively. As of June 30, 2023 and 2022, the Company had accounts receivable of $0.0 million and $0.0 million, respectively, and accounts payable of $2.3 million and $2.6 million, respectively, with these related parties. Subsequent to June 30, 2023, the Company paid $2.2 million due to related parties.
17.INVESTMENT IN JOINT VENTURE
The Company has an investment in Lake Ball, LLC to procure and sell commercial leads for its customers. The Company’s ownership interest is 47.5% and is accounted for under the equity method. The Company’s investment of $0.4 million and $0.4 million at June 30, 2023 and 2022, respectively, is included in other non-current assets in the consolidated balance sheets, while net earnings from the joint venture is included in selling, general, and administrative expense in the consolidated statements of comprehensive income.
The table below presents our investment in the joint venture:

	June 30,
	2023	2022
Opening balance	$382	$258
Dividends received	(725)	(1,027)
Share of profit	715	1,151
Ending balance	$372	$382
Revenue and comprehensive income of the joint venture is as follows:

	For the year ended June 30,
	2023	2022	2021
Revenue	$7,802	$6,455	$4,342
Comprehensive income	$1,537	$1,792	$1,215

18.    SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Selected quarterly financial data is presented below for each quarter in fiscal year 2023 to reflect the Company’s material retrospective change due to its conversion from IFRS to U.S. GAAP.

	Fiscal year 2023
	Quarter 1	Quarter 2	Quarter 3	Quarter 4
Revenue	$127,805	$139,325	$131,557	$124,431
Cost of services	96,153	99,790	91,693	87,356
Income from operations	7,670	11,451	13,051	8,306
Net income	6,523	9,270	11,279	4,510
Net income per share:
Basic	$0.36	$0.51	$0.62	$0.25
Diluted	$0.35	$0.49	$0.60	$0.24

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Change In Registrant’s Certifying Accountant
None.
Disagreements With Registrant’s Certifying Accountant
None.
ITEM 9A.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain “disclosure controls and procedures,” as this term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer recognize that these controls, no matter how well designed and operated, cannot provide absolute assurance that the objectives of these controls will be met.

As required by Rules 13a-15(e) and 15d-15(e) under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2023. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due to the material weakness as noted below. To address the material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared, in all material respects, in accordance with U.S. GAAP. Based on such analysis and notwithstanding the identified material weakness, management, including our Chief Executive Officer and Chief Financial Officer, believe the consolidated financial statements fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.
Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d- 15(f) under the Exchange Act) and for the assessment of the effectiveness of our internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, (iii) provide reasonable assurance that receipts and expenditures are being made only in accordance with authorizations of management and directors, and (iv) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of our internal control over financial reporting as of June 30, 2023. In making this assessment, our management used the criteria established in “Internal Control — Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of the material weakness described below, our management has determined that our internal control over financial reporting was not effective as of June 30, 2023, 2022, and 2021.

The material weakness we identified related to the following:
We did not have sufficient controls in relation to the accounting for complex non-routine transactions. Specifically, there was a design deficiency due to the lack of sufficient experienced accounting professionals to review the accounting and related financial reporting requirements for complex non-routine transactions.

This resulted in us not initially accounting for certain adjustments properly as part of our conversion from IFRS to U.S. GAAP.

Remediation Plans

As an emerging growth company, we plan to take actions to remediate the material weakness in our internal control over financial reporting. Key elements of our planned remediation efforts, include, but are not limited to, the following:

• Hiring additional personnel with the necessary expertise in technical accounting and SEC reporting matters to review the accounting and related financial reporting requirements for complex non-routine transactions.
• May engage qualified experts with specialized knowledge in relation to complex accounting matters.

Our management is committed to achieving and thereafter maintaining a strong internal control environment, and as such, will continue to evaluate and improve our disclosure controls and procedures and internal controls over financial reporting, taking additional measures as necessary to remediate the material weakness noted above.

See Item 1A. “Risk Factors—Risks Related to our Business—If we are unable to implement and maintain effective internal control over financial reporting, our results of operations and the price of our common shares could be adversely affected.”

This Form 10-K does not include an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the SEC for emerging growth companies.

Changes in Internal Control Over Financial Reporting

Except for the material weakness noted above, there were no changes in our internal controls over financial reporting as defined in Rule 13a-15(d), under the Securities Exchange Act of 1934, as amended, that occurred during the period covered by this Form 10-K that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.    OTHER INFORMATION
(a) Other Events

Annual Meeting of Shareholders for the Fiscal Year Ended June 30, 2023. On September 11, 2023, the Board of Directors of the Company established December 6, 2023 at 4:00 p.m. Eastern Time as the date and time of the Company’s Annual Meeting of Shareholders for the Fiscal Year Ended June 30, 2023 (the “Fiscal Year 2023 Annual Meeting”) and set October 11, 2023 as the record date for determining shareholders who are eligible to receive notice of and vote at the Fiscal Year 2023 Annual Meeting. The Company will publish additional details regarding the exact location and matters to be voted on at the Fiscal Year 2023 Annual Meeting in the Company’s proxy statement to be filed with the SEC no later than 120 days after June 30, 2023 (the “Proxy Statement”).

Rule 14a-8 Proposals. For any proposal to be considered for inclusion in our Proxy Statement and form of proxy for submission to the shareholders at the Fiscal Year 2023 Annual Meeting, it must be submitted in writing and comply with the requirements of Rule 14a-8 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such proposals must be received by the Company at its offices at 1717 Pennsylvania Avenue

NW, Suite 825, Washington, D.C. 20006 no later than the close of business (5 p.m. Eastern Time) on October 9, 2023 (which the Company believes is a reasonable time before it begins to print and sent its proxy materials).

Non-Rule 14a-8 Proposals. For any proposal or director nomination to be considered at the Fiscal Year 2023 Annual Meeting, but not included in the Proxy Statement, the shareholder must give advance written notice to the Company at its offices at 1717 Pennsylvania Avenue NW, Suite 825, Washington, D.C. 20006 no later than the close of business (5 p.m. Eastern Time) on October 9, 2023, as required by SEC Rule 14a-4(c)(1) (which the Company believes is a reasonable time before it begins to print and send its proxy materials).

Universal Proxy Nominations. To comply with the universal proxy rules, if a shareholder intends to solicit proxies in support of director nominees, then our Assistant Secretary must receive proper written notice that sets forth all information required by Rule 14a-19 under the Exchange Act to the Assistant Secretary at 1717 Pennsylvania Avenue NW, Suite 825, Washington, D.C. 20006 by October 7, 2023.

Bermuda Law Proposals. In addition, Section 79 of the Companies Act provides that (i) any number of shareholders representing not less than 5% of the total voting power of the shares eligible to vote at a general meeting of shareholders, or (ii) not less than 100 shareholders may propose any resolution which may properly be moved at the Fiscal Year 2023 Annual Meeting. Upon timely receipt of notice, we shall, at the expense of such shareholder(s), give our other shareholders entitled to receive notice of the Fiscal Year 2023 Annual Meeting notice of such proposed resolution. To be timely, the proposal requiring notice of a resolution must be deposited at our registered office at least six weeks before the Fiscal Year 2023 Annual Meeting. Shareholders satisfying the criteria of Section 79 may also require us to circulate a statement in respect of any matter to come before the Fiscal Year 2023 Annual Meeting by notice deposited at our registered office in the manner provided by the Companies Act.

(c) Trading Plans

During the three months ended June 30, 2023, the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated (including by modification) a Rule 10b5-1 trading arrangement or non-Rule 10 b5-1 trading arrangement, as such terms are defined in Item 408 of Regulation S-K, as follows:

On June 9, 2023, Mr. Bruce Dawson, the Company’s Chief Sales and Client Services Officer adopted a trading plan intended to satisfy Rule 10b5-1(c) to sell up to 27,000 shares of the Company’s common stock between September 15, 2023 and June 14, 2024, subject to such shares reaching certain price points.

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated by reference herein from the “Director Nominees,” “Directors Not Standing for Election,” “Board Committees,” and if applicable, “Delinquent Section 16 Reports” sections of the Proxy Statement.
See also Information about our Executive Officers in Part I of this Form 10-K.
We have adopted a code of business conduct and ethics (the “Code”) that is applicable to all directors, officers and employees, including our principal executive, financial and accounting officers and all persons performing similar functions. A copy of this Code is available on our website at www.ibex.co. We intend to disclose future amendments to certain provisions of the Code, and waivers of the Code granted to executive officers and directors, on the website within four business days following the date of the amendment or waiver.

ITEM 11.    EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference herein from the “Executive Compensation,” “Board Committees,” “Director Compensation,” “Risk Oversight,” and if applicable, “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” sections of the Proxy Statement.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference herein from the “Executive Compensation” and “Beneficial Ownership of Securities” sections of the Proxy Statement.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference herein from the “Certain Relationships and Related Party Transactions” and “Director Independence” sections of the Proxy Statement.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated by reference herein from “Audit Fees and Services” and “Pre-Approval Policy” of the Proxy Statement.
PART IV
ITEM 15.    EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

(a) The following are filed as a part of this Form 10-K:
1)Index to Consolidated Financial Statements and Schedule

Report of Independent Registered Public Accounting Firm (Deloitte & Touche LLP, Tampa, Florida;
PCAOB ID Number 34)
Report of Independent Registered Public Accounting Firm (BDO LLP, Reading, United Kingdom;
PCAOB ID Number 1295)
Consolidated Balance Sheets
Consolidated Statements of Comprehensive Income
Consolidated Statements of Stockholders’ Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

Our Consolidated Financial Statements are listed in the “Index to Consolidated Financial Statements” under Part II, Item 8 of this Form 10-K.
2)Financial Statement Schedules
All schedules have been omitted because they are not required, not applicable, or the required information is otherwise included.

3)Exhibits
See exhibits listed under Part (b) below.

(b) Exhibits:
EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description of Document	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith

3.1	Memorandum of Association	F-1	333-239821	3.1	07/29/2020

3.2	Amended and Restated Bye-laws	20-F	001-38442	1.2	10/23/2020

4.1	Description of share capital registered under Section 12 of the Exchange Act					X

10.1	Registration Rights Agreement, dated as of September 15, 2017, by and between IBEX Limited and The Resource Company International Limited	F-1	333-239821	10.1	07/10/2020

10.2	Stockholders’ Agreement, dated as of September 15, 2017, by and between IBEX Limited and The Resource Company International, Limited	F-1	333-239821	10.2	07/10/2020

10.3#	Revolving Credit and Security Agreement, dated November 8, 2013, by and between TRG Customer Solutions, Inc. and PNC Bank, N.A.	F-1	333-239821	10.3	07/10/2020

10.4	First Amendment, dated May 21, 2014, to the Revolving Credit and Security Agreement, dated November 8, 2013, by and between TRG Customer Solutions, Inc. and PNC Bank, N.A.	F-1	333-239821	10.4	07/10/2020

10.5	Second Amendment, dated October 2, 2014, to the Revolving Credit and Security Agreement, dated November 8, 2013, by and between TRG Customer Solutions, Inc. and PNC Bank, N.A.	F-1	333-239821	10.5	07/10/2020

10.6	Third Amendment, dated February 23, 2015, to the Revolving Credit and Security Agreement, dated November 8, 2013, by and between TRG Customer Solutions, Inc. and PNC Bank, N.A.	F-1	333-239821	10.6	07/10/2020

10.7	Fourth Amendment, dated June 19, 2015, to the Revolving Credit and Security Agreement, dated November 8, 2013, by and between TRG Customer Solutions, Inc. and PNC Bank, N.A..	F-1	333-239821	10.7	07/10/2020

10.8#	Fifth Amendment, dated June 26, 2015, to the Revolving Credit and Security Agreement, dated November 8, 2013, by and between TRG Customer Solutions, Inc. and PNC Bank, N.A.	F-1	333-239821	10.8	07/10/2020

		Incorporated by Reference
Exhibit Number	Description of Document	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
10.9	Sixth Amendment, dated June 30, 2015, to the Revolving Credit and Security Agreement, dated November 8, 2013, by and between TRG Customer Solutions, Inc. and PNC Bank, N.A.	F-1	333-239821	10.9	07/10/2020

10.10	Seventh Amendment, dated November 7, 2016, to the Revolving Credit and Security Agreement, dated November 8, 2013, by and between TRG Customer Solutions, Inc. and PNC Bank, N.A.	F-1	333-239821	10.10	07/10/2020

10.11	Eighth Amendment, dated November 18, 2016, to the Revolving Credit and Security Agreement, dated November 8, 2013, by and between TRG Customer Solutions, Inc. and PNC Bank, N.A.	F-1	333-239821	10.11	07/10/2020

10.12	Ninth Amendment, dated January 22, 2018, to the Revolving Credit and Security Agreement, dated November 8, 2013, by and between TRG Customer Solutions, Inc. and PNC Bank, N.A.	F-1	333-239821	10.12	07/10/2020

10.13	Tenth Amendment, dated December 1, 2018, to the Revolving Credit and Security Agreement, dated November 8, 2013, by and between TRG Customer Solutions, Inc. and PNC Bank, N.A.	F-1	333-239821	10.13	07/10/2020

10.14	Eleventh Amendment, dated April 26, 2019, to the Revolving Credit and Security Agreement, dated November 8, 2013, by and between TRG Customer Solutions, Inc. and PNC Bank, N.A.	F-1	333-239821	10.14	07/10/2020

10.15	Twelfth Amendment, dated May 31, 2019, to the Revolving Credit and Security Agreement, dated November 8, 2013, by and between TRG Customer Solutions, Inc. and PNC Bank, N.A.	F-1	333-239821	10.15	07/10/2020

10.16	Thirteenth Amendment, dated April 15, 2020, to the Revolving Credit and Security Agreement, dated November 8, 2013, by and between TRG Customer Solutions, Inc. and PNC Bank, N.A.	20-F	001-38442	4.14	10/23/2020

10.17	Fourteenth Amendment, dated March 2, 2021, to the Revolving Credit and Security Agreement, dated November 8, 2013, by and among Ibex Global Solutions, Inc., Digital Globe Services, LLC, TelSatOnline, LLC, 7 Degrees, LLC, and PNC Bank, N.A.	20-F	001-38442	4.17	10/14/2021

		Incorporated by Reference
Exhibit Number	Description of Document	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
10.18#	Fifteenth Amendment, dated September 30, 2021, to the Revolving Credit and Security Agreement, dated November 8,2013, by and among Ibex Global Solutions, Inc., Digital Globe Services, LLC, TelSatOnline, LLC, 7 Degrees, LLC, iSky, LLC and PNC Bank, N.A.	20-F	001-38442	4.18	10/14/2021

10.19#	Sixteenth Amendment, dated June 1, 2022 to the Revolving Credit and Security Agreement, dated November 8, 2013 by and among Ibex Global Solutions, Inc., Digital Globe Services, LLC, TelSatOnline, LLC, 7 Degrees, LLC, iSky, LLC and PNC Bank, N.A.	20-F	001-38442	4.19	10/4/2022

10.20	Amended and Restated Collateral Pledge Agreement, dated September 30, 2021, by and between Ibex Global Solutions, Inc., and PNC Bank, N.A.	20-F	001-38442	4.19	10/14/2021

10.21	Collateral Pledge Agreement, dated September 30, 2021, by and between Digital Globe Services, LLC, and PNC Bank, N.A.	20-F	001-38442	4.20	10/14/2021

10.22	Trademark Security Agreement, dated September 30, 2021, by and among Ibex Global Solutions, Inc., iSky, LLC and PNC Bank, N.A.	20-F	001-38442	4.21	10/14/2021

10.23#	Second Amended and Restated Warrant, dated November 13, 2017, issued to Amazon.com NV Investment Holdings LLC (amended December 28, 2018)	F-1	333-239821	10.40	07/29/2020

10.24	First Amendment to Second Amended and Restated Warrant, dated November 13, 2017, issued to Amazon.com NV Investment Holdings LLC (amended December 17, 2019)	F-1	333-239821	10.41	07/10/2020

10.25#	Second Amendment to Second Amended and Restated Warrant, dated November 13, 2017, issued to Amazon.com NV Investment Holdings LLC (amended March 12, 2021)	20-F	001-38442	10.40	10/14/2021

10.26^	IBEX Holdings Limited 2018 Restricted Share Plan	F-1	333-239821	10.35	07/10/2020

10.26.1^	Form of Restricted Share Agreement (A)	F-1	333-239821	10.36	07/10/2020

10.26.2^	Form of Restricted Share Agreement (B)	F-1	333-239821	10.37	07/10/2020

10.26.3^	IBEX Holdings Limited UK Sub-Plan of the 2018 Restricted Share Plan	F-1	333-239821	10.38	07/10/2020

10.27^	2020 Long Term Incentive Plan, dated as of May 20, 2020	F-1	333-239821	10.39	07/10/2020

10.27.1^	IBEX Limited Amended 2020 Long-Term Incentive Plan, dated January 14, 2022	S-8	333-263228	99.1	03/02/2022

10.28^	Ibex Management Incentive Plan					X

Incorporated by Reference
Exhibit Number	Description of Document	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
10.29^	Ibex Global Solutions (Philippines) Inc. Amended & Restated Phantom Stock Plan					X

10.29.1^	Ibex Global Solutions (Philippines) Inc. Phantom Stock Plan Form of Award Agreement					X

10.30^	Ibex Global Jamaica Limited Amended & Restated Phantom Stock Plan					X

10.30.1^	Ibex Global Jamaica Limited Phantom Stock Plan Form of Award Agreement					X

10.31^	Form of Director Agreement	F-1	333-239821	10.42	07/10/2020

10.32^	Form of Director Indemnification Agreement	F-1	333-239821	10.44	07/10/2020

10.33	Executive Employment Agreement dated April 2, 2015 by and between TRG Customer Solutions Inc. and Robert Dechant					X

10.34	Restated Executive Employment Agreement dated July 1, 2020 by and between Ibex Global Solutions Inc. and David Afdahl					X

10.35	Restated Executive Employment Agreement dated July 1, 2020 by and between Ibex Global Solutions Inc. and Julie Casteel					X

10.36	Executive Separation and Release Agreement dated March 31, 2023 by and between Ibex Global Solutions Inc. and Karl Gabel					X

16.1	Letter of BDO LLP, dated October 28, 2021, regarding a change in the registrant’s independent registered public accounting firm	8-K	001-38442	16.1	10/28/2021

21.1	List of Subsidiaries					X

23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm					X

23.2	Consent of BDO LLP, independent registered public accounting firm					X

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act					X

31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act					X

32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350					X

101.INS	Inline XBRL Instance Document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

Incorporated by Reference
Exhibit Number	Description of Document	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File (formatted in Inline XBRL and included as Exhibit 101)					X
_______________________
^Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.
#Certain schedules and exhibits to or portions of this Exhibit have been omitted in accordance with Item 601(a)(5)-(6) and Item 601(b)(10)(iv) of Regulation S-K. The Company hereby agrees to furnish supplementally a copy of all omitted schedules to the SEC upon request.
ITEM 16.     FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IBEX LIMITED

	By:	/s/ Robert Dechant
	Name:	Robert Dechant
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: September 13, 2023
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert Dechant	Chief Executive Officer and Director
Robert Dechant	(Principal Executive Officer)	September 13, 2023

/s/ Taylor Greenwald	Chief Financial Officer
Taylor Greenwald	(Principal Financial and Accounting Officer)	September 13, 2023

/s/ Mohammed Khaishgi
Mohammed Khaishgi	Director and Chairman of the Board	September 13, 2023

/s/ Daniella Ballou-Aares
Daniella Ballou-Aares	Director	September 13, 2023

/s/ Fiona Beck
Fiona Beck	Director	September 13, 2023

/s/ John Jones
John Jones	Director	September 13, 2023

/s/ Shuja Keen
Shuja Keen	Director	September 13, 2023

/s/ Gerard Kleisterlee
Gerard Kleisterlee	Director	September 13, 2023

/s/ John Leone
John Leone	Director	September 13, 2023