Form 10-Q
period 2023-09-30
IBEX Ltd
filed 2023-11-09
CIK 1720420

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
FORM 10-Q
_______________________
(Mark One)

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
or

o	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from_____________to______________
Commission File Number: 001-38442
_______________________
IBEX LIMITED
(Exact name of registrant as specified in its charter)
_______________________

Bermuda	00-0000000
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1717 Pennsylvania Avenue NW, Suite 825 Washington, DC	20006

(Address of principal executive offices)	(Zip Code)
(202) 580-6200
(Registrant’s telephone number, including area code)
N/A
(Former name, former address and former fiscal year, if changed since last report)
_______________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common shares, par value $0.0001	IBEX	Nasdaq Global Market
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. x Yes o No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). x Yes o No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	o	Accelerated filer	x

Non-accelerated filer	o	Smaller reporting company	o

		Emerging growth company	x
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. o
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). o Yes x No
The number of common shares outstanding of IBEX LIMITED as of October 31, 2023 was 17,938,752.

IBEX LIMITED
Quarterly Report on Form 10-Q
For Quarterly Period Ended September 30, 2023

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (“Form 10-Q”) contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995, relating to our operations, expected financial position, and other business matters that are based on our current expectations, assumptions, and projections with respect to the future, and are not a guarantee of performance. Forward-looking statements provide management’s current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements may include words such as “anticipate,” “believe,” “budgeted,” “contemplate,” “estimate,” “expect,” “forecast,” “guidance,” “may,” “outlook,” “plan,” “projection,” “should,” “target,” “will,” “would” and other words, the negative forms of such words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. Such forward-looking statements involve known and unknown risks, uncertainties, assumptions, and other important factors that could cause our actual results, performance or achievements or industry results, to differ materially from historical results or any future results, performance or achievements expressed, suggested, or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to statements about:
•General economic uncertainty in global markets and unfavorable economic conditions, including inflation, rising interest rates, recession, foreign exchange fluctuations and supply-chain issues;
•Geopolitical conditions, including developing or ongoing conflicts
•Our ability to attract new business and retain key clients;
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
We derive many of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. We caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. Important factors that could cause actual results to differ materially from our expectations, or cautionary statements, are disclosed under Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended June 30, 2023. All written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements as well as other cautionary statements that are made from time to time in our other filings with the United States Securities and Exchange Commission (“SEC”) and public communications. You should evaluate all forward-looking statements made in this Form 10-Q in the context of these risks and uncertainties.
We caution you that the important factors referenced above may not contain all of the factors that are important to you. In addition, we cannot assure you that we will realize the results or developments we expect or anticipate or, even if substantially realized, that they will result in the consequences or affect us or our operations in the way we expect. The forward-looking statements included in this Form 10-Q are made only as of the date hereof. We undertake no obligation to update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

IBEX LIMITED AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)
(in thousands, except share data)

	September 30, 2023	June 30, 2023
Assets
Current assets
Cash and cash equivalents	$62,029	$57,429
Accounts receivable, net	90,114	86,364
Prepaid expenses	6,843	6,616
Due from related parties	98	43
Tax advances and receivables	6,201	5,965
Other current assets	2,230	2,190
Total current assets	167,515	158,607

Non-current assets
Property and equipment, net	37,890	41,151
Operating lease assets	67,146	70,919
Goodwill	11,832	11,832
Deferred tax asset, net	4,340	4,585
Other non-current assets	6,757	6,230
Total non-current assets	127,965	134,717
Total assets	$295,480	$293,324

Liabilities and stockholders' equity
Current liabilities
Accounts payable and accrued liabilities	$18,240	$18,705
Accrued payroll and employee-related liabilities	32,913	29,360
Current deferred revenue	5,921	6,413
Current operating lease liabilities	13,014	13,036
Current maturities of long-term debt	396	413
Due to related parties	81	2,314
Income taxes payable	3,161	3,020
Total current liabilities	73,726	73,261

Non-current liabilities
Non-current deferred revenue	1,503	1,383
Non-current operating lease liabilities	61,058	64,854
Long-term debt	581	600
Other non-current liabilities	2,573	3,262
Total non-current liabilities	65,715	70,099
Total liabilities	139,441	143,360

Commitments and contingencies (Note 7)

Stockholders' equity
Common stock: par value $0.0001, 108,057,967 shares authorized, 18,169,329 and 18,280,419 shares outstanding as of September 30, 2023 and June 30, 2023, respectively	2	2
Additional paid-in capital	206,323	204,734
Treasury stock at cost: 379,971 and 245,447 shares as of September 30, 2023 and June 30, 2023, respectively	(5,726)	(3,682)
Accumulated other comprehensive loss	(7,207)	(6,312)
Accumulated deficit	(37,353)	(44,778)
Total stockholders' equity	156,039	149,964
Total liabilities and stockholders' equity	$295,480	$293,324
See accompanying notes to unaudited consolidated financial statements.

IBEX LIMITED AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(Unaudited)
(in thousands, except per share data)

	Three Months Ended September 30,
	2023	2022
Revenue	$124,609	$127,805

Cost of services (exclusive of depreciation and amortization presented separately below)	88,196	96,153
Selling, general and administrative	23,040	19,305
Depreciation and amortization	5,042	4,677
Total operating expenses	116,278	120,135

Income from operations	8,331	7,670

Interest income	586	48
Interest expense	(104)	(148)
Income before income taxes	8,813	7,570

Provision for income tax expense	(1,388)	(1,047)
Net income	$7,425	$6,523

Other comprehensive income / (loss)
Foreign currency translation adjustments	$(701)	$(1,677)
Unrealized loss on cash flow hedging instruments, net of tax	(194)	(261)
Total other comprehensive loss	(895)	(1,938)
Total comprehensive income	$6,530	$4,585

Net income per share
Basic	$0.41	$0.36
Diluted	$0.39	$0.35

Weighted average common shares outstanding
Basic	18,287	18,141
Diluted	18,898	18,641
See accompanying notes to unaudited consolidated financial statements.

IBEX LIMITED AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
(Unaudited)
(in thousands, except share data)

	Common shares		Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income / (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Amount
Balance, June 30, 2022	18,247	$2	$(3,406)	$197,785	$(4,562)	$(76,360)	$113,459
Net income	—	—	—	—	—	6,523	6,523
Foreign currency translation adjustment	—	—	—	—	(1,677)	—	(1,677)
Changes in fair value of cash flow hedges	—	—	—	—	(261)	—	(261)
Purchase of treasury shares	(19)	—	(276)	—	—	—	(276)
Provision for common stock warrants	—	—	—	286	—	—	286
Issuance of common shares	2	—	—	21	—	—	21
Stock based compensation expense	—	—	—	806	—	—	806
Balance, September 30, 2022	18,230	$2	$(3,682)	$198,898	$(6,500)	$(69,837)	$118,881

	Common shares		Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income / (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Amount
Balance, June 30, 2023	18,280	$2	$(3,682)	$204,734	$(6,312)	$(44,778)	$149,964
Net income	—	—	—	—	—	7,425	7,425
Foreign currency translation adjustment	—	—	—	—	(701)	—	(701)
Changes in fair value of cash flow hedges	—	—	—	—	(194)	—	(194)
Purchase of treasury shares	(134)	—	(2,044)	—	—	—	(2,044)
Provision for common stock warrants	—	—	—	287	—	—	287
Issuance of common shares	23	—	—	5	—	—	5
Stock based compensation expense	—	—	—	1,297	—	—	1,297
Balance, September 30, 2023	18,169	$2	$(5,726)	$206,323	$(7,207)	$(37,353)	$156,039

See accompanying notes to unaudited consolidated financial statements.

IBEX LIMITED AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Three Months Ended September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$7,425	$6,523
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,042	4,677
Noncash lease expense	3,225	3,554
Warrant contra revenue	287	286
Deferred income tax	244	292
Share-based compensation expense	848	1,122
Allowance of expected credit losses	11	2
Change in assets and liabilities:
Increase in accounts receivable	(3,792)	(6,891)
Increase in prepaid expenses and other current assets	(1,256)	(143)
Increase in accounts payable and accrued liabilities	206	869
Decrease in deferred revenue	(372)	(1,265)
Decrease in operating lease liabilities	(3,184)	(3,464)
Net cash inflow from operating activities	8,684	5,562

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(2,052)	(3,558)
Net cash outflow from investing activities	(2,052)	(3,558)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from line of credit	37	9,355
Repayments of line of credit	(89)	(14,000)
Repayment of debt	—	(2,686)
Proceeds from the exercise of options	5	21
Principal payments on finance leases	(88)	(80)
Purchase of treasury shares	(1,832)	(276)
Net cash outflow from financing activities	(1,967)	(7,666)
Effects of exchange rate difference on cash and cash equivalents	(65)	(318)
Net increase / (decrease) in cash and cash equivalents	4,600	(5,980)
Cash and cash equivalents, beginning	57,429	48,831
Cash and cash equivalents, ending	$62,029	$42,851

Supplemental cash flow disclosures
Cash paid for interest	$104	$148
Cash paid for income taxes	$1,086	$121

Supplemental non-cash disclosures
Change in accounts payable related to fixed assets	$(115)	$(135)
See accompanying notes to unaudited consolidated financial statements.

IBEX LIMITED AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(in thousands, except per share amounts)
1.     OVERVIEW AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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
•ibex Digital: Our ibex Digital suite of solutions works with consumer-facing businesses to help them build, grow and scale technology-driven customer acquisition solutions, while helping drive digital transformation. We offer digital marketing, e-commerce technology, and platform solutions for our clients, helping them build new customer acquisition channels, increase acquired customers, and often do both at a reduced cost.
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
Operating segments
An operating segment is defined as a component of a company for which separate financial information is available and which is regularly evaluated by the chief operating decision maker (“CODM”) for the purpose of making decisions regarding resource allocation and performance assessment. The Company’s CODM is the chief executive officer (“CEO”). The Company’s CODM reviews consolidated financial results to make decisions, allocate resources and assess performance. Therefore, the Company has determined that it operates in a single operating and reportable segment.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of presentation and principles of consolidation
Historically, the Company qualified as a foreign private issuer and prepared its consolidated financial statements in accordance with International Financial Reporting Standards (“IFRS”) as issued by the International Accounting Standards Board (“IASB”). Effective July 1, 2023, the Company no longer qualifies as a foreign private issuer as defined in Rule 405 of Regulation C under the Securities Act and Rule 3b-4 under the Exchange Act and therefore has become a domestic filer and must file this Form 10-Q pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 and in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”).

The Company’s interim consolidated financial statements are unaudited and were prepared in accordance with U.S. GAAP for the three months ended September 30, 2023 and September 30, 2022, and include the financial results of all wholly-owned subsidiaries. When the Company does not have majority ownership in an entity but exerts significant influence over that entity, the Company accounts for the entity under the equity method of accounting. All intercompany balances and transactions have been eliminated in consolidation.

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of September 30, 2023 and its results of operations, comprehensive income, cash flows, and shareholders’ equity for the three months ended September 30, 2023 and 2022. The consolidated balance sheet as of June 30, 2023, was derived from audited annual financial statements included in the Annual Report on Form 10-K for the fiscal year ended June 30, 2023 (the “Annual Report”) as filed with the SEC.

These consolidated financial statements and accompanying notes have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements and should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Annual Report. There have been no changes to the Company’s significant accounting policies described in the Annual Report that have had a material impact on the Company’s consolidated financial statements and related notes.
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

Operating lease assets represent the Company’s right to use an underlying asset for the lease term, and operating lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease expense is recognized on a straight-line basis over the lease term in cost of services or selling, general and administrative expense, as applicable. Interest on finance leases is included in interest expense in the consolidated statements of comprehensive income.

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

Share repurchase programs

The board of directors may authorize share repurchases of the Company’s common shares. Purchases made pursuant to these authorizations may be carried out through open market transactions at prevailing market prices, in privately negotiated transactions, in block trades and/or through other legally permissible means, depending on the market conditions and in accordance with applicable rules and regulations, at times and in such amounts as the Company deems appropriate. Shares repurchased under such authorizations are held in treasury for general corporate purposes, including issuances under various employee share-based award plans. When Company shares are repurchased, the amount of the consideration paid (including directly attributable costs, net of any tax effects) is recognized as a deduction of additional paid in capital. Repurchased shares are classified as treasury shares and are presented as a deduction from total equity. When treasury shares are subsequently sold or reissued, the amount received is recognized as an increase in additional paid in capital, and any resulting surplus or deficit on the transaction is reclassified to accumulated deficit.

Cloud Computing Software Implementation Costs

The Company incurs costs to implement cloud computing arrangements that are hosted by a third-party vendor. In accordance with Accounting Standards Codification ("ASC") 350-40, Goodwill and Other, Internal-Use Software, for cloud computing arrangements that meet the definition of a service contract, the Company capitalizes qualifying implementation costs incurred during the application development stage as a component of prepaid expenses or other non-current assets. Capitalized costs are primarily comprised of third-party consulting fees, direct labor, and related expenses. Capitalization of these costs concludes once the project is substantially complete and the software is ready for the Company's intended use. Once available for its intended use, the capitalized costs will be amortized on a straight-line basis over the term of the associated hosting arrangement including periods covered by an option to extend, and are included in selling, general and administrative expenses in the consolidated statements of comprehensive income. Costs related to data conversion, overhead, general and administrative activities, and training are expensed as incurred. Post-configuration training and maintenance costs are expensed as incurred.

The Company capitalized $0.4 million during the three months ended September 30, 2023. There were no costs capitalized during the three months ended September 30, 2022.
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
Recently Adopted Accounting Pronouncements
In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of Effects of Reference Rate Reform on Financial Reporting, which provided optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The amendment allows entities to elect not to apply certain modification accounting requirements to contracts affected by reference rate reform if certain criteria are met. An entity that makes this election would not have to remeasure the contracts at the modification date or reassess a previous accounting determination. Entities can elect various optional expedients that would allow them to continue applying hedge accounting for hedging relationships affected by reference rate reform if certain criteria are met. The Company adopted the new guidance during the fourth quarter of fiscal year 2022 and the adoption had no effect on the financial statements or related disclosures during the year.
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

The Company generally does not incur significant upfront costs to fulfill or obtain a contract that would qualify for capitalization under ASC 606, Revenue from Contracts with Customers.

Disaggregation of Revenue
The majority of the Company’s revenues are derived from contracts with customers who are located in the States of America (the "United States" or "U.S."). However, the Company delivers most of its services from regional customer experience delivery centers that are located in geographies outside of the United States. Our global delivery model is built on regional customer experience delivery centers and includes a unique ability to support work-at-home capabilities in any region.

During the three months ended September 30, 2023, the Company generated approximately 97% of its revenue from clients based in the United States as follows:

	Three months ended September 30,
($000s)	2023	2022
Revenue
United States	$121,184	$123,913
Other countries	3,425	3,892
Total	$124,609	$127,805

The following table presents the breakdown of the Company’s revenues by geographical location, based on where the services are provided:

	Three months ended September 30,
($000s)	2023	2022
Revenue
Onshore (United States)	$31,536	$38,177
Offshore (Philippines, Pakistan)	57,359	51,156
Nearshore (Jamaica, Nicaragua, Honduras)	35,714	38,472
Total	$124,609	$127,805

The following table presents the breakdown of the Company’s revenue by pattern of revenue recognition:

	Three months ended September 30,
($000s)	2023	2022
Pattern of Revenue recognition
Services transferred over time	$115,338	$118,354
Services transferred at a point in time	9,271	9,451
Total	$124,609	$127,805

The movement in the deferred revenue is as follows:

	Three months ended September 30,
($000s)	2023	2022
Beginning balance	$7,796	$12,593
Revenue recognized	(2,672)	(3,948)
Revenue deferred	2,300	2,684
Ending balance	$7,424	$11,329

3.ACCOUNTS RECEIVABLE AND SIGNIFICANT CLIENTS
Accounts receivable, net in the accompanying consolidated balance sheets consists of the following:

	September 30,	June 30,
($000s)	2023	2023
Accounts receivable	$90,245	$86,484
Less: Allowance for credit losses	(131)	(120)
Accounts receivable, net	$90,114	$86,364

The Company estimates its expected credit losses using the lifetime expected credit loss model. The allowance for credit losses is calculated quarterly based on the Company’s historical loss percentages, net of recoveries. In addition to the evaluation of historical losses, the Company considers current and future economic conditions and events such as changes in customer credit quality and liquidity. The Company will write-off accounts receivable against the allowance when it determines a balance is uncollectible. The Company did not have any write-offs for the three months ended September 30, 2023 and 2022.

Activity in the Company’s allowance for credit losses consists of the following:

	Three months ended September 30,
($000s)	2023	2022
Beginning balance	$120	$1,290
Provision for credit losses	11	2
Effect of foreign exchange	—	(101)
Ending balance	$131	$1,191

Significant Clients

The Company had one client that contributed in excess of 10% of total revenue for the three months ended September 30, 2023 and 2022. During the three months ended September 30, 2023 and 2022, the revenue from this client as a percentage of total revenue was 12% and 14%, respectively.

To limit the Company’s credit risk with its clients, management regularly monitors the aging of customer receivables, maintains allowances for credit losses and may require prepayment for services from certain clients. Based on currently available information, management does not believe significant credit risk exists as of September 30, 2023.
4.LEASES

The Company has operating lease obligations primarily for our delivery centers and finance lease obligations primarily for vehicles and other equipment. Leases typically have initial terms of two to thirteen years, and may include renewal options if the Company is reasonably certain to exercise such options.

The components of lease cost are as follows:

	Three months ended September 30,
($000s)	2023	2022
Operating lease cost:
Operating lease cost	$4,886	$5,284
Variable lease cost	781	1,055
Total operating lease cost	$5,667	$6,339

Finance lease cost:
Amortization of right of use assets	$100	$80
Interest on lease liabilities	43	19
Total finance lease cost	$143	$99

The following table presents supplemental balance sheet information related to leases:

	September 30,	June 30,
($000s)	2023	2023
Operating lease assets	$67,146	$70,919

Operating lease liabilities, current	13,014	13,036
Operating lease liabilities, non-current	61,058	64,854
Total operating lease liabilities	$74,072	$77,890

Finance lease assets, net	$934	$929

Finance lease liabilities, current	396	361
Finance lease liabilities, non-current	581	600
Total finance lease liabilities	$977	$961

The following table presents supplemental cash flow information related to leases:

	Three months ended September 30,
($000s)	2023	2022
Cash paid for amounts included in the measurement of lease liabilities	$3,184	$3,464
Operating cash flows paid for interest portion of finance leases	$43	$19
Financing cash flows paid for principal portion of finance leases	$88	$80

The following table presents supplemental noncash information related to leases:

	Three months ended September 30,
($000s)	2023	2022
Right-of-use assets obtained in exchange for lease obligations
Operating leases	$49	$370
Finance leases	$110	$76

	September 30,	June 30,
	2023	2023
Weighted average remaining lease term (in years)
Operating leases	5.5	5.7
Finance leases	2.4	2.6

Weighted average discount rate
Operating leases	9.3%	9.2%
Finance leases	19.0%	13.4%

The following table presents the maturities of our lease liabilities as of September 30, 2023:

($000s)	Operating Leases	Finance Leases
2024-remainder of year	$14,148	$408
2025	17,243	480
2026	15,822	270
2027	15,578	41
2028	12,700	—
Thereafter	19,485	—
Total undiscounted lease payments	94,976	1,199
Less: liability accretion	(20,904)	(222)
Total lease liabilities	$74,072	$977

5.DERIVATIVES
Cash flow hedges
Interest rate swap
In March 2020, the Company entered into a three-year $15 million notional floating to fixed interest rate swap to hedge the interest rate risk on the first $15 million of the balance outstanding under our $80 million revolving credit facility (as amended, the "PNC Credit Facility") with PNC Bank, N.A. ("PNC"). At the time the hedge was executed, all critical terms matched between the hedge and the hedged item. Hedge effectiveness was assessed prospectively at inception, and on an ongoing basis by confirming that the critical terms continue to match. Any hedge ineffectiveness is recorded in interest expense in the consolidated statements of comprehensive income. The hedge ineffectiveness for the three months ended September 30, 2022 was $0.1 million. The hedge expired in March 2023 and was not replaced.
Foreign exchange contracts
During the three months ended September 30, 2023 and 2022, the Company entered into foreign currency exchange contracts, consisting of offsetting foreign exchange option contracts (“collars”), to mitigate foreign exchange fluctuations on the Philippine Peso (“PHP”) within a certain range and on a certain percentage of its PHP operating costs. The collars were designated as cash flow hedges upon inception, in accordance with ASC 815, in order to match the financial results of the hedges with the forecasted transactions. These contracts cover periods commensurate with the expected exposure, generally three to twelve months. We execute our contracts with our primary banking partner, PNC. The Company has not experienced and does not anticipate experiencing any issues related to derivative counterparty defaults.

The following table shows the notional amount and fair value of our foreign exchange cash flow hedging instruments as of September 30, 2023 and June 30, 2023:

Settlement date	Hedged currency	Foreign currency rate	Notional amount ($000s)	Fair Value ($000s)
Foreign currency option contracts - liabilities
October 5, 2023 through September 23, 2024	PHP	52.50 - 57.90	$34,251
Fair value as of June 30, 2023				$100
Fair value as of September 30, 2023				$316
The fair value of the collars are included in accounts payable and accrued liabilities in the consolidated balance sheets.
Changes in the fair value of derivatives that are designated and qualify as cash flow hedges are recognized in accumulated other comprehensive income ("AOCI"). Amounts previously recognized in AOCI are reclassified to cost of services in the periods in which the hedged expenses occur. The net losses reclassified for the three months ended September 30, 2023 were not material. During the three months ended September 30, 2022, the Company reclassified net losses of $0.6 million.
The table below summarizes the aggregate unrealized net loss in AOCI:

	Three months ended September 30,
($000s)	2023	2022
Aggregate unrealized net loss, beginning of the period	$180	$857
Add: Net loss / (gain) from change in fair value of cash flow hedges	235	(168)
Less: Net loss reclassified to earnings from effective hedges	(41)	(554)
Aggregate unrealized net loss, end of the period	$374	$135
6.DEBT
Debt consists of the following:

	September 30,	June 30,
($000s)	2023	2023
Debt
PNC Credit Facility	$—	$52
Finance leases	977	961
Total debt	$977	$1,013
Less: Current maturities of long-term debt and finance leases	(396)	(413)
Total long-term debt, net	$581	$600
As of September 30, 2023, the Company had $72.6 million of borrowing available under the PNC Credit Facility based on eligible collateral.

The PNC Credit Facility contains certain financial, operating, and other covenants, including, among other things, covenants restricting additional borrowings, paying any dividends and making certain investments. The Company was in compliance with all debt covenants as of September 30, 2023.
Interest expense of $0.1 million and $0.1 million has been recognized in the consolidated statements of comprehensive income for the three months ended September 30, 2023 and 2022, respectively.

7.CONTINGENCIES AND COMMITMENTS
The Company is subject to claims and lawsuits filed in the ordinary course of business. Although management does not believe that any such proceedings will have material adverse effect on its consolidated financial position, results of operations, or cash flows, no assurances to that effect can be given based on the uncertainty of litigation and demands of third parties. The Company records a liability for pending litigation and claims where losses are both probable and can be reasonably estimated.
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
8.WARRANT
On November 13, 2017, and as subsequently amended, the Company issued to Amazon.com NV Investment Holdings LLC, a subsidiary of Amazon.com, Inc. (“Amazon”), a 10-year warrant to acquire approximately 1,674,017 common shares (the "warrant shares"), representing 10.0% of our equity on a fully diluted basis at the time of the warrant's issuance. The warrant is exercisable at a price per share of $9.42. The warrant provides for net share settlement, that if elected by the holder, will reduce the number of shares issued upon exercise to reflect the net settlement of the exercise price. The warrant is classified as an equity instrument in accordance with ASU No. 2019-08, which was adopted retroactively on July 1, 2020. The Company determined the grant date fair value of the warrant using the Black-Scholes option pricing model.
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
As of September 30, 2023 and June 30, 2023, 1,004,410 and 1,004,410 warrant shares were vested, respectively. To date, the warrant has not been exercised, expired or cancelled.
The Company recorded contra revenue of approximately $0.3 million and $0.3 million during the three months ended September 30, 2023 and 2022, respectively.

9.SHARE BASED COMPENSATION
Share-based compensation expense
The following tables summarize the components of share-based compensation expense recognized in the Company’s consolidated statements of comprehensive income, both by line item and by plan:

	Three Months Ended September 30,
($000s)	2023	2022
Cost of services	$(103)	$119
Selling, general and administrative	951	1,003
Total share-based compensation expense	$848	$1,122

	Three Months Ended September 30,
	2023	2022
Phantom Stock Plans	$(449)	$316
2018 Restricted Stock Award Plan	—	(7)
2020 Long term Incentive Plan	1,297	813
Total share-based compensation expense	$848	$1,122

As of September 30, 2023, there was $7.3 million of total unrecognized compensation expense related to non-vested share-based awards, which is expected to be recognized over a weighted-average period of 3.5 years.
10.FAIR VALUE
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
The following is a summary of the Company’s fair value measurements on a recurring basis as of September 30, 2023 and June 30, 2023:

As of September 30, 2023	Fair Value Measurements Using
($000s)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities
Cash flow hedge - foreign currency collars, net	$—	$316	$—
Phantom stock options	—	724	—
Total liabilities	$—	$1,040	$—

As of June 30, 2023	Fair Value Measurements Using
($000s)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities
Cash flow hedge - foreign currency collars, net	$—	$100	$—
Phantom stock options	—	1,173	—
Total liabilities	$—	$1,273	$—

These balances are included in accounts payable and accrued liabilities and other non-current liabilities in the consolidated balance sheets.
There were no transfers between the different hierarchy levels in the three months ended September 30, 2023 and 2022.
11.INCOME TAXES
In determining its interim provision for income taxes, the Company used an estimated annual effective tax rate, which is based on expected income before taxes, statutory tax rates and tax planning opportunities available in the various jurisdictions in which the Company operates. Certain significant or unusual items are separately recognized in the period in which they occur and can be a source of variability in the effective tax rate from quarter to quarter.
Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The Company records valuation allowances against its deferred tax assets based on whether it is more likely than not that the deferred tax assets will be realized.
The Company’s income tax provision includes the results of the Company’s U.S. operations and its various foreign operations including subsidiaries based in the United Kingdom, European Union, Canada, Jamaica, Nicaragua, Pakistan, Senegal, Honduras, and the Philippines. The Company’s Bermuda-based companies are not subject to income tax as there is no corporate income tax in Bermuda. The Company recorded a provision for income taxes of $1.4 million and $1.0 million in the three months ended September 30, 2023 and 2022, respectively. The effective tax rate was 15.7% and 13.8% for the three months ended September 30, 2023 and 2022, respectively. The changes in effective tax rates between these periods was primarily attributable to changes in revenue mix across our taxable jurisdictions. The difference between the effective tax rate and the 21% federal statutory rate in the three months ended September 30, 2023 was primarily due to "Tax Holidays" in certain countries in which we operate and the distribution of taxable income in countries with differing tax rates. We have been granted Tax Holidays as an incentive to attract foreign investment by the governments of Nicaragua, Pakistan, Honduras, Jamaica, and certain qualifying locations in the Philippines. Generally, a Tax Holiday is an agreement between us and a foreign government under which we receive certain tax benefits in that country. The aggregate reduction in income tax expense due to the above Tax Holidays were $1.4 million and $0.9 million for the three months ended September 30, 2023 and 2022, respectively. The aggregate reduction in income tax expense per diluted share was $0.07 and $0.05 for the three months ended September 30, 2023 and 2022, respectively.
As of September 30, 2023, we had no unrecognized tax positions and do not expect changes to our uncertain tax positions within the next 12 months.
12.STOCKHOLDERS’ EQUITY

AOCI
The following table presents changes by component:

($000s)	Foreign Currency Translation Adjustment	Derivative Valuation	Defined Benefit Plan	Total
Balance as of June 30, 2022	$(4,026)	$(639)	$103	$(4,562)
Foreign currency translation	(1,677)	—	—	(1,677)
Unrealized gain on cash flow hedges	—	338	—	338
Reclassifications to earnings	—	(599)	—	(599)
Balance as of September 30, 2022	$(5,703)	$(900)	$103	$(6,500)

($000s)	Foreign Currency Translation Adjustment	Derivative Valuation	Defined Benefit Plan	Total
Balance as of June 30, 2023	$(6,260)	$(124)	$72	$(6,312)
Foreign currency translation	(701)	—	—	(701)
Unrealized loss on cash flow hedges	—	(235)	—	(235)
Reclassifications to earnings	—	41	—	41
Balance as of September 30, 2023	$(6,961)	$(318)	$72	$(7,207)

Share buyback

On September 18, 2023, the Company announced that the board of directors (the "Board") had authorized a share repurchase program under which the Company may repurchase up to $30 million of its shares over the next six months beginning September 18, 2023 (the “Share Repurchase Program”). During the three months ended September 30, 2023, we repurchased 134,524 shares of our common shares under the Share Repurchase Program for $2.0 million, which we funded with available cash. As of September 30, 2023, approximately $28.0 million remained available for share repurchases under our Share Repurchase Program.

13.WEIGHTED AVERAGE SHARE COUNTS
The following table sets forth the components of the computation from basic to diluted earnings per share for net income for the three months ended:

	Three months ended September 30,
($000s)	2023	2022
Shares used in basic earnings per share calculation	18,287	18,141
Effect of dilutive securities:
Employee share-based compensation	112	113
Warrant	499	387
Total effects of dilutive securities	611	500
Shares used in dilutive earnings per share calculation	18,898	18,641

Shares considered anti-dilutive using the treasury method	499	554

14.RELATED PARTY TRANSACTIONS
The Company has agreements with multiple companies under the control of our controlling shareholder, TRGI, and with companies which have common directors with us, in the normal course of business. These transactions were executed on mutually agreed terms and include contact center services, back office support services and an office lease. During the three months ended September 30, 2023 and 2022, the Company recognized revenue of $0.01 million and $0.01 million, respectively. As of September 30, 2023 and June 30, 2023, the Company had accounts receivable of $0.1 million and $0.04 million, respectively, and accounts payable of $0.1 million and $2.3 million, respectively, with these related parties.

15.INVESTMENT IN JOINT VENTURE
The Company has an investment in Lake Ball, LLC to procure and sell commercial leads for its customers. The Company’s ownership interest is 47.5% and is accounted for under the equity method. The Company’s investment of $0.4 million and $0.4 million at September 30, 2023 and June 30, 2023, respectively, is included in other non-current assets in the consolidated balance sheets, while net earnings from the joint venture is included in selling, general and administrative expense in the consolidated statements of comprehensive income.
The table below presents our investment in the joint venture:

	Three months ended September 30,
($000s)	2023	2022
Beginning balance	$372	$382
Dividends received	(257)	(150)
Share of profit	270	152
Ending balance	$385	$384

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q (this "Form 10-Q"), the financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2023 (the "Annual Report"), as filed with the Securities and Exchange Commission (the "SEC"), and the information included under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report. In addition to historical data, the following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed in our forward-looking statements as a result of various factors, including but not limited to those discussed under "Cautionary Note Regarding Forward-Looking Statements" in this Form 10-Q and under Part I, Item 1A, "Risk Factors" in the Annual Report.
This Form 10-Q includes certain historical consolidated financial and other data for IBEX (“ibex,” “we,” “us,” “our” or the “Company”). The following discussion provides a narrative of our financial condition and results of operations for the three months ended September 30, 2023 compared to the three months ended September 30, 2022.
Overview

ibex delivers innovative business process outsourcing (“BPO”), smart digital marketing, online acquisition technology, and end-to-end customer engagement solutions to help companies acquire, engage, and retain valuable customers. Today, ibex operates a global CX delivery center model consisting of 31 delivery centers around the world, while deploying next-generation technology to drive superior customer experiences for many of the world’s leading companies across various verticals, including Retail and E-commerce, HealthTech, FinTech, Utilities and Logistics. ibex leverages its diverse global team of approximately 30,000 employees together with industry-leading technology, including its Wave X platform, to manage nearly 176 million critical customer interactions annually, driving a truly differentiated customer experience.
Business Highlights

During the three months ended September 30, 2023, the Company continued to deliver strong financial performance, in particular, growth in our digital first solutions with leading clients in our HealthTech and Retail and E-commerce verticals, while optimizing our geographic diversity for delivery of services to our clients. Despite macroeconomic trends modestly slowing our historical growth trends, the business performed well in several important metrics, including profit and margin expansion, strong free cash flows, new client wins with key clients in strategic verticals, and continued client and vertical diversification.
Recent Financial Highlights

The Company delivered revenues of $124.6 million, a 2.5% decline compared to the prior year quarter, due to external factors impacting the FinTech vertical, and partially offset by increases in the Retail and E-commerce and HealthTech verticals. Net income during the three months ended September 30, 2023 increased 13.8% to $7.4 million from $6.5 million in the prior year quarter, driven by lower operating costs due to improved operational delivery, a shift in geographic mix of our delivery centers, and the impact of our pricing models, all of which positively impacted margins. Additionally, reflecting the improvement in net income, fully diluted earnings per share of $0.39 was up 12.3% from $0.35 per share in the prior year quarter.
Trends and Factors Affecting our Performance
There are a number of key trends and factors that have affected and may affect our results of operations.

Macroeconomic Trends

Macroeconomic factors, including but not limited to, increasing inflation and interest rates, global economic and geopolitical uncertainty, changes in foreign currency exchange rates, and the impact that these factors are having on our clients and their customers, have also impacted our financial results during the three months ended September 30, 2023. Some of our customers have increased their focus on cost reduction, resulting in decisions to shift work from onshore sites to offshore sites, which has contributed to a modest decline in revenue during the three months ended September 30, 2023 when compared to the prior year quarter. We expect that these factors will continue to impact our operations in the near term; however, we also believe that they present opportunities with both new and existing clients, as companies maintain a focus on cost reduction.

Artificial Intelligence ("AI")

With the increasing applicability of AI in enhancing business processes, the customer care industry is starting to integrate AI into its range of solutions to improve the customer experience and improve efficiencies. The proliferation and evolution of generative AI may have impacts on the CX sector. Potential automation in back-end and middle-office business processes, as well as potential increased use of bots to respond to pre-defined queries, could impact assisted customer interactions. Additionally, productivity, data availability and quality due to generative AI could result in an increased volume of work, as agents may be up-skilled to deploy improved analytical capabilities. However, the adoption of generative AI also presents key challenges in the forms of data security, governance, implementation and coordination of an overall customer service solution. These challenges create opportunities for trusted CX partners.

We are moving aggressively to develop the “Next wave of Wave X” by leveraging generative AI in our business. We have created our three-pronged AI strategy, which continues to keep ibex at the forefront of digital transformation. Our solutions are focused on increasing agent productivity, providing deeper customer insights to elevate the customer experience and putting AI in front of the customer journey with voice and chat bots. We believe we are well positioned to leverage our leadership position in adopting new technology in the CX sector and to create significant value for our clients through the application of AI. More information on the risks related to the adoption of AI is described in Part 1. Item 1A of the Annual Report.

Client’s Underlying Business Performance

Demand for customer interaction services reflects a client’s underlying business performance and priorities. Growth in a client’s business often results in increased demand for our customer engagement solutions. Conversely, a decline in a client’s business generally results in a decrease in demand for our customer engagement solutions, shifting volume to lower cost geographies, and potential increases in demand for our customer acquisition and expansion solutions. The correlation between business performance and demand for outsourced customer interaction solutions can therefore be complex, and depends upon several factors, such as industry consolidation, client investments in growth, and overall macroeconomic environment, all of which can result in short term revenue volatility for providers. Demand during the three months ended September 30, 2023 was constrained when compared with the same quarter last year, due in large part to the aforementioned macroeconomic conditions.

Capacity Utilization
As a significant portion of our customer interaction services are performed by customer-facing agents located in delivery centers, our margins are impacted by the level of capacity utilization in those facilities. We incur substantial fixed costs in operating such facilities. The greater the volume of interactions handled, the higher the utilization level of workstations within those facilities and the revenues generated to cover those fixed costs, thus the greater the percentage operating margin.
As demand for delivery locations has continued to shift towards lower cost geographies during the three months ended September 30, 2023, we have continued to invest in additional capacity in our nearshore and offshore regions, and expect this capacity to be absorbed quickly as clients and prospective clients look to relocate work to cost advantageous markets in the near term. We also realized cost savings as we reduced the number of onshore delivery centers year over year.

Labor Costs

When compensation levels of our employees increase, we may not be able to pass on such increased costs to our clients or do so on a timely basis, which tends to depress our operating profit margins if we cannot generate sufficient offsetting productivity gains. During the three months ended September 30, 2023, we continued to see increasing wage pressure in all of our geographies, in part brought on by the current global inflation and labor shortage, which is increasing competition for contact center agents from other sectors of the economy. During the three months ended September 30, 2023, we have offset some of these wage increases with higher agent quality and increased productivity, higher agent retention, and increased client prices under contractual cost of living adjustments (“COLA”). Furthermore, our overall labor cost as a percentage of revenue is impacted by the aforementioned shift in delivery location from onshore delivery centers to nearshore and offshore centers.
Delivery Location

We generate greater profit margins from our work carried out by agents located in offshore and nearshore geographies compared to our work carried out from locations in the United States. As a result, our operating margins are influenced by the proportion of our work delivered from these higher margin locations. Over time we have expanded and further diversified our delivery network by adding facilities in these locations, offering a significant relative cost advantage. Our percentage of workstations in nearshore and offshore centers is approximately 94% as of September 30, 2023. We regularly evaluate new markets to continue to service our clients.
Provider Performance
Generally, our clients will re-allocate spend and market share in favor of outsourcing providers who consistently perform better and add more value than their competitors. Such re-allocation of spend can either take place on a short-term basis as higher performing providers are shielded by the client against demand volatility, or on a longer term basis as the client shifts more and more of its overall outsourcing spend and volume to higher performing providers. Our revenues have generally increased as a result of performance-based market share gains with our existing clients, as well as due to our new client wins.

Sales Cycles and New Client Wins

We have a strong track record of winning key new client accounts and as a result of our land and expand strategy, we have been successful in winning an increasing number of new client engagements, and subsequently increasing our revenues with these clients period over period. Historically, our in-year new client wins have generated 2.5x to 3.0x revenue in the second and third years of the engagement. However, in the current slowing economic environment, our sales cycles have lengthened. We believe that the sales activity will pick up pace throughout our fiscal year 2024.
Client Concentration
During the three months ended September 30, 2023, our largest client accounted for 12%, while our three largest clients accounted for 30% of our consolidated revenues. We believe client diversification is an important attribute in a challenging market.
Seasonality

Our business performance is subject to seasonal fluctuations. These seasonal effects cause differences in revenues and expenses among the various quarters of any financial year, which means that the individual quarters should not be directly compared with each other or be used to predict annual financial results.

Pricing
Our revenues are dependent upon both volumes and unit pricing for our services. Client pricing is often expressed in terms of a base price per minute or hour as well as, in limited cases, with bonuses and occasionally penalties depending upon our achievement of certain client objectives. During the fiscal year ended June 30, 2023 and the three months ended September 30, 2023, the tightening in the global labor market and corresponding wage inflation, as well as increasing facilities expenses has resulted in us pursuing and successfully negotiating price increases or COLA with many of our clients.
The current economic environment is also encouraging our clients to consider locating more of their support offshore. Within our customer engagement solutions, pricing for services delivered from onshore locations is higher than pricing for services delivered from offshore locations, largely driven by higher wage levels in onshore locations. Accordingly, a shift in service delivery location from onshore to offshore locations results in a lower price for our clients and a decline in our absolute revenues; however, our margins tend to increase, in percentage and often in absolute terms, as compared to onshore service delivery.
Results of Operations
The following summarizes the results of our operations for the three months ended September 30, 2023 and 2022:

	Three Months Ended September 30,
($000s)	2023	2022
Revenue	$124,609	$127,805

Cost of services	88,196	96,153
Selling, general and administrative	23,040	19,305
Depreciation and amortization	5,042	4,677
Income from operations	$8,331	$7,670

Interest income	586	48
Interest expense	(104)	(148)
Income before income taxes	$8,813	$7,570

Provision for income tax expense	(1,388)	(1,047)
Net income	$7,425	$6,523
Three Months Ended September 30, 2023 and 2022
Revenue

Our revenue was $124.6 million during the three months ended September 30, 2023, a decrease of $3.2 million, or 2.5%, compared to the prior year quarter. This decrease was driven by macroeconomic factors impacting the FinTech vertical, which decreased $7.0 million or 27.5% from the comparative period. This decrease was partially offset by increases in the Retail and E-commerce vertical of $1.9 million or 7.0% and HealthTech vertical of $1.8 million or 13.8% from the comparative period.

As a percentage of total revenue, the revenue from our Retail and E-commerce vertical increased to 23.4% during the three months ended September 30, 2023 compared to 21.3%, and the revenue from our HealthTech vertical increased to 11.9% compared to 10.2%, each compared to the prior year quarter. Conversely, the revenue from our FinTech vertical decreased to 14.8% compared to 19.9% compared to the prior year quarter.

Operating Expenses

Cost of services
Cost of services was $88.2 million during the three months ended September 30, 2023, a decrease of $8.0 million, or 8.3%, compared to the prior year quarter. The decrease in cost of services was primarily due to decreases in payroll and related costs, facilities, telecom, printing, and local transportation expenses.
Payroll and related costs were $66.8 million during the three months ended September 30, 2023, a decrease of $6.8 million, or 9.2%, compared to the prior year quarter. As a percent of revenue, payroll costs decreased to 53.6% during the three months ended September 30, 2023 compared to 57.6% during the prior year quarter driven by an increasing percentage of revenue generated from nearshore and offshore regions with lower labor costs.
Facilities expenses were $4.3 million during three months ended September 30, 2023, a decrease of $0.5 million, or 10.4%, compared to the prior year quarter, and telecom, printing, and local transportation expenses were $3.6 million during the three months ended September 30, 2023, a decrease of $1.0 million , or 21.7%, compared to the prior year quarter. These decreases were primarily due to the site optimization efforts completed in the fourth quarter of fiscal year 2023.
Selling, general and administrative expense (“SG&A”)

SG&A was $23.0 million during three months ended September 30, 2023, an increase of $3.7 million, or 19.3%, compared to the prior year quarter. The increase in SG&A was primarily due to increases in payroll and related costs, IT expenses, legal and professional fees, and travel and other expenses, partially offset by a decrease in insurance expense.

The increase in payroll and related costs of $1.6 million was primarily driven by continued investments in our leadership team to drive overall growth of the business. IT expenses increased $0.6 million due to continued investments in cybersecurity and core business management systems. The increase in legal and professional fees of $1.2 million was primarily related to strategic projects and higher compliance expenses. Travel and other expenses increased by $0.5 million as the business continues to expand in our nearshore and offshore regions. These increases were partially offset by a decrease in insurance expenses of $0.2 million.
Depreciation and amortization expense (“D&A”)
D&A expense was $5.0 million during the three months ended September 30, 2023, an increase of $0.4 million or 7.8% compared to the prior year quarter. As a percentage of revenue, depreciation and amortization expense increased to 4.0% during the three months ended September 30, 2023 compared to 3.7% in the comparative period.
Income from operations
Income from operations was $8.3 million during the three months ended September 30, 2023 compared to $7.7 million compared to the prior year quarter. The increase was primarily driven by margin expansion as we utilized available capacity in our nearshore and offshore regions, as well as shifts from lower-margin onshore locations to more profitable nearshore and offshore locations. The operating margin was 6.7% for three months ended September 30, 2023, up from to 6.0% for the three months ended September 30, 2022.

Interest income

Interest income during the three months ended September 30, 2023 was $0.6 million compared to $0.05 million for the three months ended September 30, 2022 as income on invested funds increased compared to the prior year quarter.

Interest expense

Interest expense during the three months ended September 30, 2023 was $0.1 million and consistent with the three months ended September 30, 2022.

Provision for Income Taxes

Income tax expense was $1.4 million during three months ended September 30, 2023, an increase of $0.3 million when compared with the same period of the prior year, primarily due to higher pre-tax income in the current year.
Non-GAAP Financial Measures
We present non-GAAP financial measures because we believe that they and other similar measures are widely used by certain investors, securities analysts and other interested parties as supplemental measures of performance and liquidity. We also use these measures internally to establish forecasts, budgets and operational goals to manage and monitor our business, as well as evaluate our underlying historical performance, as we believe that these non-GAAP financial measures provide a more helpful depiction of our performance of the business by encompassing only relevant and manageable events, enabling us to evaluate and plan more effectively for the future. The non-GAAP financial measures may not be comparable to other similarly titled measures of other companies, have limitations as analytical tools, and should not be considered in isolation or as a substitute for analysis of our operating results as reported in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). Non-GAAP financial measures and ratios are not measurements of our performance, financial condition or liquidity under U.S. GAAP and should not be considered as alternatives to operating profit or net income (loss) or as alternatives to cash flow from operating, investing or financing activities for the period, or any other performance measures, derived in accordance with U.S. GAAP.
Adjusted net income and adjusted earnings per share
Adjusted net income is a non-GAAP profitability measure that represents net income before the effect of the following items: warrant contra revenue, foreign currency gains, and share-based compensation expense, net of the tax impact of such adjustments. We define adjusted earnings per share as adjusted net income divided by weighted average diluted shares outstanding.
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

The following table provides a reconciliation of net income and net income margin to adjusted net income and adjusted net income margin, and diluted earnings per share to adjusted earnings per share for the periods presented:

	Three Months Ended September 30,
($000s, except per share amounts)	2023	2022
Net income	$7,425	$6,523
Net income margin	6.0%	5.1%

Warrant contra revenue	287	286
Foreign currency gains	(797)	(849)
Share-based compensation expense	848	1,122
Total adjustments	$338	$559
Tax impact of adjustments[1]	(189)	(284)
Adjusted net income	$7,574	$6,798
Adjusted net income margin	6.1%	5.3%

Diluted earnings per share	$0.39	$0.35
Per share impact of adjustments to net income	0.01	0.01
Adjusted earnings per share	$0.40	$0.36

Weighted average diluted shares outstanding	18,898	18,641

EBITDA, adjusted EBITDA, and adjusted EBITDA margin
EBITDA is a non-GAAP profitability measure that represents net income before the effect of the following items: interest expense, income tax expense, and depreciation and amortization. Adjusted EBITDA is a non-GAAP profitability measure that represents EBITDA before the effect of the following items: interest income, warrant contra revenue, foreign currency gains, and share-based compensation expense. Adjusted EBITDA margin is a non-GAAP profitability measure that represents adjusted EBITDA divided by revenue.
We use EBITDA, adjusted EBITDA, and adjusted EBITDA margin internally to establish forecasts, budgets and operational goals to manage and monitor our business, as well as evaluate our underlying historical performance. We may use adjusted EBITDA as a vesting trigger in some performance-based restricted stock units. We believe that EBITDA, adjusted EBITDA and adjusted EBITDA margin are meaningful indicators of the health of our business as they provide additional information to investors about certain non-cash or non-recurring charges that we believe may not continue at the same level in the future or be reflective of our long-term performance. We also believe that EBITDA, adjusted EBITDA and adjusted EBITDA margin are widely used by investors, securities analysts, and other interested parties as a supplemental measure of performance.
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
•other companies, including companies in our industry, may calculate similarly titled measures differently, which reduces their usefulness as comparative measures.
Because of these and other limitations, you should consider EBITDA, adjusted EBITDA and adjusted EBITDA margin in conjunction with U.S. GAAP financial performance measures, including cash flows from operating activities, investing activities and financing activities, net income, net income margin, and other financial results.
The following table provides a reconciliation of net income and net income margin to EBITDA, adjusted EBITDA and adjusted EBITDA margin for the periods presented:

	Three months ended September 30,
($000s)	2023	2022
Net income	$7,425	$6,523
Net income margin	6.0%	5.1%

Interest expense	104	148
Income tax expense	1,388	1,047
Depreciation and amortization	5,042	4,677
EBITDA	$13,959	$12,395
Interest income	(586)	(48)
Warrant contra revenue	287	286
Foreign currency gains	(797)	(849)
Share-based compensation expense	848	1,122
Adjusted EBITDA	$13,711	$12,906

Adjusted EBITDA margin	11.0%	10.1%
Net income margin
Net income margin was 6.0% for the three months ended September 30, 2023 compared to 5.1% during the prior year quarter. The improvement was primarily driven by stronger operating results from higher capacity utilization and an increased mix of higher margin nearshore and offshore delivery.

Adjusted EBITDA margin

Adjusted EBITDA margin was 11.0% for the three months ended September 30, 2023 compared to 10.1% during the prior year quarter, and increased primarily due to stronger operating results from higher capacity utilization and an increased mix of higher margin nearshore and offshore delivery.
Free cash flow
Free cash flow is a non-GAAP liquidity measure that represents net cash provided by operating activities less capital expenditures. While we believe that free cash flow provides useful information to investors in understanding and evaluating our liquidity position in the same manner as our management, our use of free cash flow has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our financial results as reported under U.S. GAAP. Further, other companies, including companies in our industry, may adjust their cash flows differently, which may reduce the value of free cash flow as a comparative measure. The following table reconciles net cash provided by operating activities to free cash flow, for the periods presented:

	Three months ended September 30,
($000s)	2023	2022
Net cash provided by operating activities	$8,684	$5,562
Less: capital expenditures	2,052	3,558
Free cash flow	$6,632	$2,004
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
Net cash is calculated below:

	September 30,	June 30,
($000s)	2023	2023
Cash and cash equivalents	$62,029	$57,429

Debt
Current	$396	$413
Non-current	581	600
Total debt	$977	$1,013
Net cash	$61,052	$56,416

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
Liquidity and Capital Resources
As of September 30, 2023, our principal sources of liquidity were cash and cash equivalents totaling $62.0 million, cash flows from operations, and the unused availability under our existing credit facilities of $72.6 million.

As of September 30, 2023, our total indebtedness was $1.0 million, consisting of our finance leases. We were in compliance with all debt covenants as of September 30, 2023. See Note 6, "Debt" in the consolidated financial statements included in this Form 10-Q for additional information regarding our debt.

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

To the extent additional funds are necessary to meet our long-term liquidity needs as we execute on our business strategy, we anticipate that they will be obtained through the utilization of current availability under our $80 million revolving credit facility (as amended, the "PNC Credit Facility") with PNC Bank, N.A. ("PNC"), additional indebtedness, additional equity financings or a combination of these potential sources of funds; however, such additional financing may not be available on favorable terms, or at all. If we are unable to raise additional funds when desired, our business, financial condition and results of operations could be adversely affected.

On September 18, 2023, the Company announced that the board of directors (the "Board") had authorized a share repurchase program under which the Company may repurchase up to $30 million of its shares over the next six months beginning September 18, 2023 (the “Share Repurchase Program”). During the three months ended September 30, 2023, we repurchased 134,524 shares of our common shares under the Share Repurchase Program for $2.0 million, which we funded with available cash. As of September 30, 2023, approximately $28.0 million remained available for share repurchases under our Share Repurchase Program. Fiscal year to date through November 8, 2023, we repurchased 419,136 shares of our common shares, with approximately $23.3 million remaining under the Share Repurchase Program.

The following discussion highlights our cash flow activities during the three months ended:

	Three months ended September 30,
($000s)	2023	2022
Net cash inflow / (outflow) from
Operating activities	$8,684	$5,562
Investing activities	(2,052)	(3,558)
Financing activities	(1,967)	(7,666)
Effects of exchange rate difference on cash and cash equivalents	(65)	(318)
Net increase / (decrease) in cash and cash equivalents	$4,600	$(5,980)
Cash and cash equivalents at beginning of the period	57,429	48,831
Cash and cash equivalents at the end of the period	$62,029	$42,851
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

As of September 30, 2023, we had cash and cash equivalents of $62.0 million, including $4.6 million located outside of the United States, and $1.6 million that is subject to certain local regulations on repatriation. As of June 30, 2023, we had cash and cash equivalents of $57.4 million, including $5.6 million located outside of the United States, and $1.7 million that is subject to certain local regulations on repatriation. Our cash position as of September 30, 2023 increased primarily due to positive cash flow from operations, and lower capital expenditures and debt repayments compared to prior periods.
Cash Flows from Operating Activities

Net cash inflow from operating activities during the three months ended September 30, 2023 was $8.7 million compared to $5.6 million when compared with the same period of the prior year. The increase in net cash inflow from operating activities was primarily driven by stronger operating results and net changes in operating assets and liabilities of $2.5 million.

Free cash flow for the three months ended September 30, 2023 increased to $6.6 million compared to $2.0 million during the prior year quarter, due to increased operating margins and decreased capital expenditures as we utilize capacity built out over the last two years.
Cash Flows from Investing Activities
During the three months ended September 30, 2023, we had net expenditures of $2.1 million on investing activities primarily related to purchases of IT and telecommunications equipment.

During the three months ended September 30, 2022, we had expenditures of $3.6 million on investing activities related to purchases of leasehold improvements, IT and telecommunications equipment.
Cash Flows from Financing Activities
During the three months ended September 30, 2023, we expended $2.0 million on financing activities, primarily related to purchasing our common shares under the Share Repurchase Program for $1.8 million.
During the three months ended September 30, 2022, we expended $7.7 million on financing activities, including $7.3 million related to the repayment of debt, both term and revolving, and $0.3 million in share buybacks.
Net cash

The increase in cash and cash equivalents was primarily due to positive cash flow from operations, and lower capital expenditures and debt repayments compared to prior periods.

The increase in net cash was primarily due to stronger operating results and operating cash flow.
Critical Accounting Policies and Estimates

The Company’s consolidated financial statements and accompanying notes included in this Form 10-Q are prepared in accordance with U.S. GAAP. A summary of the Company’s significant accounting policies and critical accounting estimates can be found in the "Management’s Discussion and Analysis of Financial Condition and Results of Operations" section of the Annual Report. There have been no material changes to our significant accounting policies or critical accounting estimates as reported in the Annual Report.

The Company capitalizes qualifying implementation costs in accordance with ASC 350-40, Goodwill and Other, Internal-Use Software. During the three months ended September 30, 2023, the Company commenced the upgrade of our Enterprise Resource Planning and Human Capital Management systems to a cloud computing software solution, and capitalized $0.4 million of qualifying implementation costs. The Company will continue to capitalize qualifying implementation costs until the new software solution is substantially complete and ready for the Company's intended use.

Recent Accounting Pronouncements
Refer to Note 1, "Overview and Summary of Significant Accounting Policies" in the consolidated financial statements included in this Form 10-Q for additional information regarding recently adopted accounting pronouncements.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company’s activities expose it to a variety of financial and market risk (including foreign currency and interest rate risk).

Foreign currency exchange risk
The Company serves many of its U.S.-based clients through our delivery centers located in various countries, primarily in the Philippines, Pakistan, Nicaragua, and Jamaica. Although contracts with these clients are typically priced in U.S. dollars, a substantial portion of related costs is denominated in the local currency of the country where services are provided, resulting in foreign currency exposure that could have an impact on our results of operations. Our primary foreign currency exposures are in Philippine Peso ("PHP"), Jamaican Dollar, and Pakistani Rupee. There can be no assurance that we can take actions to mitigate such exposure in the future, and if taken, that such actions will be successful or that future changes in currency exchange rates will not have a material adverse impact on our future operating results. A significant change in the value of the U.S. dollar against the currency of one or more countries where we operate may have a material adverse effect on our financial condition and results of operations.
To mitigate foreign exchange fluctuations on the PHP, we hedge a portion of our Philippine operating costs. While our hedging strategy can protect us from short term risks related to foreign currency movements, an overall strengthening of the PHP would adversely impact margins over the long term.

Based upon our level of operations during the three months ended September 30, 2023, a 10% appreciation/depreciation in the PHP against the U.S. dollar would have increased or decreased our expenses incurred and paid in PHP by approximately $2.8 million or $2.3 million, respectively. Based upon our level of operations during the three months ended September 30, 2023, a 10% appreciation/depreciation in the Jamaican Dollar against the U.S. dollar would have increased or decreased our expenses incurred and paid in Jamaican Dollar by approximately $1.4 million or $1.2 million, respectively. Based upon our level of operations during the three months ended September 30, 2023, a 10% appreciation/depreciation in the Pakistani Rupee against the U.S. dollar would have increased or decreased our expenses incurred and paid in Pakistani Rupee by approximately $0.9 million or $0.7 million, respectively.

To mitigate against credit and default risk, we only enter into derivative contracts and other financial instruments with investment grade financial institutions and our derivative valuations reflect the creditworthiness of our counterparties. As of the date of this Form 10-Q, we have not experienced, nor do we anticipate experiencing, any counterparty defaults.
Refer to Note 5. “Derivatives”, in the consolidated financial statements for further information on our foreign currency hedging program.
Interest rate risk
The Company’s exposure to market risk for changes in interest rates relates primarily to the cash and bank balances and credit facilities. Borrowings under the PNC Credit Facility bear interest at SOFR plus 1.75% and/or negative 0.5% of the PNC Commercial Lending Rate for domestic loans. The Company’s total principal balance outstanding as of September 30, 2023 was $0.00 million. Based on the outstanding balances and interest rates under the PNC Credit Facility, a hypothetical 10% increase or decrease in SOFR would not cause a material increase or decrease in our interest expense over the next 12 months.
ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (the "Exchange Act")) that are designed to ensure that information required to be disclosed in our reports that we file or submit under the Exchange Act, are recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer) as appropriate, to allow for timely decisions regarding required disclosure.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2023. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2023, our disclosure controls and procedures were not effective because of the material weakness in internal control over financial reporting related to complex non-routine transactions as described in Part II, Item 9A “Controls and Procedures” of our Annual Report, which also discloses our remediation plan.

The Company is continuing to implement its remediation plan. In accordance with the Company’s internal controls policies, the material weakness will not be considered fully remediated until the actions in the remediation plan have been completed and have operated effectively for a sufficient period of time. Accordingly, the material weakness has not been remediated as of September 30, 2023.

Changes in Internal Control Over Financial Reporting

Except for the execution of our remediation plan of the material weakness noted above, there have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
The information required with respect to this item can be found under Note 7, "Contingencies and Commitments" in the unaudited consolidated financial statements included in this Form 10-Q.
Item 1A. Risk Factors
We are subject to various risks that could have a material adverse impact on our financial position, results of operations or cash flows. Although it is not possible to predict or identify all such risks and uncertainties, they may include, but are not limited to, the factors discussed under "Risk Factors" in the Annual Report. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our financial position, results of operations or cash flows. There have been no material changes to the risk factors included in the Annual Report. We encourage you to carefully consider the risk factors set forth in the Annual Report and the other information set forth elsewhere in this Form 10-Q.
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
Purchases of Equity Securities By The Issuer
On September 18, 2023, the Company announced that the Board had authorized a share repurchase program under which the Company may repurchase up to $30 million of its shares over the next six months beginning September 18, 2023 (the "Share Repurchase Program").
The Company's proposed repurchases may be made from time to time through open market transactions at prevailing market prices, in privately negotiated transactions, in block trades and/or through other legally permissible means, depending on the market conditions and in accordance with applicable rules and regulations. The timing and dollar amount of repurchase transactions will be subject to SEC Rule 10b-18 and/or Rule 10b5-1 requirements.
The Board will review the Share Repurchase Program periodically and may authorize adjustment of its terms and size or suspend or discontinue the program. The Company expects to fund the repurchases under this Share Repurchase Program with its existing cash balance. The Share Repurchase Program will be executed consistent with the Company’s capital allocation strategy, which will continue to prioritize aggressive investments to grow the business.
The Share Repurchase Program does not obligate the Company to acquire any particular amount of ordinary shares, and may be suspended or discontinued at any time at the Company’s discretion.

During the three months ended September 30, 2023, our purchases of common shares were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program ($000s)
July 1 - July 31, 2023	—	$—	—	$—
August 1 - August 31, 2023	—	$—	—	$—
September 1 - September 30, 2023	134,524	$15.15	134,524	$27,962
Total	134,524	$15.15	134,524	$27,962

Recent Sale of Unregistered Securities and Use of Proceeds
None.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information

(c) Trading Plans

During the quarter ended September 30, 2023, no Company director or officer (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated (including by modification) a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as such terms are defined in Item 408 of Regulation S-K.

Item 6. Exhibits
EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description of Document	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith

3.1	Memorandum of Association	F-1	333-239821	3.1	07/29/2020

3.2	Amended and Restated By-laws	20-F	001-38442	1.2	10/23/2020

10.1	Executive Employment Agreement dated August 1, 2023 by and between Ibex Global Solutions, Inc. and Taylor Greenwald					X

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act					X

31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act					X

32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350					X

101.INS	Inline XBRL Instance Document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File (formatted in Inline XBRL and included as Exhibit 101)					X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IBEX LIMITED
(Registrant)

Date:	November 9, 2023	By:	/s/ Robert Dechant
Robert Dechant
Chief Executive Officer
(Principal Executive Officer)

Date:	November 9, 2023	By:	/s/ Taylor Greenwald
Taylor Greenwald
Chief Financial Officer
(Principal Financial and Accounting Officer)