Form 10-Q
period 2023-12-31
IBEX Ltd
filed 2024-02-08
CIK 1720420

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
FORM 10-Q
_______________________
(Mark One)

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. o
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). o Yes x No
The number of common shares outstanding of IBEX LIMITED as of January 31, 2024 was 17,572,123.

IBEX LIMITED
Quarterly Report on Form 10-Q
For Quarterly Period Ended December 31, 2023

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
•Geopolitical conditions, including developing or ongoing conflicts;
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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

IBEX LIMITED AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)
(in thousands, except share data)

	December 31, 2023	June 30, 2023
Assets
Current assets
Cash and cash equivalents	$49,016	$57,429
Accounts receivable, net	104,747	86,364
Prepaid expenses	5,278	6,616
Due from related parties	129	43
Tax advances and receivables	8,367	5,965
Other current assets	1,956	2,190
Total current assets	169,493	158,607

Non-current assets
Property and equipment, net	35,950	41,151
Operating lease assets	69,190	70,919
Goodwill	11,832	11,832
Deferred tax asset, net	4,289	4,585
Other non-current assets	7,420	6,230
Total non-current assets	128,681	134,717
Total assets	$298,174	$293,324

Liabilities and stockholders' equity
Current liabilities
Accounts payable and accrued liabilities	$17,934	$18,705
Accrued payroll and employee-related liabilities	32,387	29,360
Current deferred revenue	6,463	6,413
Current operating lease liabilities	13,608	13,036
Current maturities of long-term debt	441	413
Due to related parties	54	2,314
Income taxes payable	3,346	3,020
Total current liabilities	74,233	73,261

Non-current liabilities
Non-current deferred revenue	1,634	1,383
Non-current operating lease liabilities	62,406	64,854
Long-term debt	560	600
Other non-current liabilities	3,228	3,262
Total non-current liabilities	67,828	70,099
Total liabilities	142,061	143,360

Commitments and contingencies (Note 7)

Stockholders' equity
Common stock: par value $0.0001, 108,057,967 shares authorized, 17,681,035 and 18,280,419 shares outstanding as of December 31, 2023 and June 30, 2023, respectively	2	2
Additional paid-in capital	207,638	204,734
Treasury stock at cost: 868,774 and 245,447 shares as of December 31, 2023 and June 30, 2023, respectively	(14,116)	(3,682)
Accumulated other comprehensive loss	(6,133)	(6,312)
Accumulated deficit	(31,278)	(44,778)
Total stockholders' equity	156,113	149,964
Total liabilities and stockholders' equity	$298,174	$293,324
See accompanying notes to unaudited consolidated financial statements.

IBEX LIMITED AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(Unaudited)
(in thousands, except per share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
Revenue	$132,634	$139,325	$257,243	$267,130

Cost of services (exclusive of depreciation and amortization presented separately below)	95,884	99,790	184,080	195,943
Selling, general and administrative	24,857	23,502	47,897	42,807
Depreciation and amortization	4,946	4,582	9,988	9,259
Total operating expenses	125,687	127,874	241,965	248,009

Income from operations	6,947	11,451	15,278	19,121

Interest income	512	138	1,098	186
Interest expense	(111)	(300)	(215)	(448)
Income before income taxes	7,348	11,289	16,161	18,859

Provision for income tax expense	(1,273)	(2,019)	(2,661)	(3,066)
Net income	$6,075	$9,270	$13,500	$15,793

Other comprehensive income / (loss)
Foreign currency translation adjustments	$679	$554	$(22)	$(1,123)
Unrealized gain on cash flow hedging instruments, net of tax	395	814	201	553
Total other comprehensive gain / (loss)	1,074	1,368	179	(570)
Total comprehensive income	$7,149	$10,638	$13,679	$15,223

Net income per share
Basic	$0.34	$0.51	$0.75	$0.87
Diluted	$0.33	$0.49	$0.72	$0.84

Weighted average common shares outstanding
Basic	17,885	18,149	18,084	18,154
Diluted	18,440	18,860	18,667	18,759
See accompanying notes to unaudited consolidated financial statements.

IBEX LIMITED AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
(Unaudited)
(in thousands)

Three months ended December 31, 2022 and 2023
	Common shares		Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income / (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Amount
Balance, September 30, 2022	18,230	$2	$(3,682)	$198,898	$(6,500)	$(69,837)	$118,881
Net income	—	—	—	—	—	9,270	9,270
Foreign currency translation adjustment	—	—	—	—	554	—	554
Changes in fair value of cash flow hedges	—	—	—	—	814	—	814
Provision for common stock warrants	—	—	—	310	—	—	310
Issuance of common shares	68	—	—	1,188	—	—	1,188
Share-based compensation expense	—	—	—	706	—	—	706
Balance, December 31, 2022	18,298	$2	$(3,682)	$201,102	$(5,132)	$(60,567)	$131,723

	Common shares		Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income / (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Amount
Balance, September 30, 2023	18,169	$2	$(5,726)	$206,323	$(7,207)	$(37,353)	$156,039
Net income	—	—	—	—	—	6,075	6,075
Foreign currency translation adjustment	—	—	—	—	679	—	679
Changes in fair value of cash flow hedges	—	—	—	—	395	—	395
Purchase of treasury shares	(489)	—	(8,390)	—	—	—	(8,390)
Provision for common stock warrants	—	—	—	307	—	—	307
Issuance of common shares	1	—	—	6	—	—	6
Share-based compensation expense	—	—	—	1,002	—	—	1,002
Balance, December 31, 2023	17,681	$2	$(14,116)	$207,638	$(6,133)	$(31,278)	$156,113

Six months ended December 31, 2022 and 2023
	Common shares		Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income / (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Amount
Balance, June 30, 2022	18,247	$2	$(3,406)	$197,785	$(4,562)	$(76,360)	$113,459
Net income	—	—	—	—	—	15,793	15,793
Foreign currency translation adjustment	—	—	—	—	(1,123)	—	(1,123)
Changes in fair value of cash flow hedges	—	—	—	—	553	—	553
Purchase of treasury shares	(18)	—	(276)	—	—	—	(276)
Provision for common stock warrants		—	—	596	—	—	596
Issuance of common shares	69	—	—	1,209	—	—	1,209
Share-based compensation expense	—	—	—	1,512	—	—	1,512
Balance, December 31, 2022	18,298	$2	$(3,682)	$201,102	$(5,132)	$(60,567)	$131,723

	Common shares		Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income / (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Amount
Balance, June 30, 2023	18,280	$2	$(3,682)	$204,734	$(6,312)	$(44,778)	$149,964
Net income	—	—	—	—	—	13,500	13,500
Foreign currency translation adjustment	—	—	—	—	(22)	—	(22)
Changes in fair value of cash flow hedges	—	—	—	—	201	—	201
Purchase of treasury shares	(623)	—	(10,434)	—	—	—	(10,434)
Provision for common stock warrants		—	—	594	—	—	594
Issuance of common shares	24	—	—	11	—	—	11
Share-based compensation expense	—	—	—	2,299	—	—	2,299
Balance, December 31, 2023	17,681	$2	$(14,116)	$207,638	$(6,133)	$(31,278)	$156,113

See accompanying notes to unaudited consolidated financial statements.

IBEX LIMITED AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Six Months Ended December 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$13,500	$15,793
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,988	9,259
Noncash lease expense	6,522	7,273
Warrant contra revenue	594	596
Deferred income tax	296	1,506
Share-based compensation expense	2,275	2,655
Allowance of expected credit losses	6	117
Change in assets and liabilities:
Increase in accounts receivable	(18,336)	(18,272)
(Increase) / decrease in prepaid expenses and other current assets	(2,192)	3,223
Increase / (decrease) in accounts payable and accrued liabilities	544	(1,282)
Increase / (decrease) in deferred revenue	301	(2,905)
Decrease in operating lease liabilities	(6,451)	(7,108)
Net cash inflow from operating activities	7,047	10,855

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(4,944)	(11,506)
Net cash outflow from investing activities	(4,944)	(11,506)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from line of credit	96	39,314
Repayments of line of credit	(148)	(46,300)
Repayment of debt	—	(3,524)
Proceeds from the exercise of options	11	1,209
Principal payments on finance leases	(204)	(266)
Purchase of treasury shares	(10,274)	(276)
Net cash outflow from financing activities	(10,519)	(9,843)
Effects of exchange rate difference on cash and cash equivalents	3	(255)
Net decrease in cash and cash equivalents	(8,413)	(10,749)
Cash and cash equivalents, beginning	57,429	48,831
Cash and cash equivalents, ending	$49,016	$38,082

Supplemental cash flow disclosures
Cash paid for interest	$215	$448
Cash paid for income taxes	$4,018	$1,982

Supplemental non-cash disclosures
Change in accounts payable related to fixed assets	$(416)	$(766)
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

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of presentation and principles of consolidation
The Company’s interim consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”), and include the financial results of all wholly-owned subsidiaries. When the Company does not have majority ownership in an entity but exerts significant influence over that entity, the Company accounts for the entity under the equity method of accounting. All intercompany balances and transactions have been eliminated in consolidation.

These unaudited consolidated financial statements and accompanying notes have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements and should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended June 30, 2023 (the “Annual Report”) as filed with the SEC. There have been no changes to the Company’s significant accounting policies described in the Annual Report that have had a material impact on the Company’s consolidated financial statements and related notes.

In the opinion of the Company, these unaudited consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of December 31, 2023, its results of operations, comprehensive income, and shareholders’ equity for the three and six months ended December 31, 2023 and 2022, and cash flows for the six months ended December 31, 2023 and 2022. The consolidated balance sheet as of June 30, 2023, was derived from the audited annual financial statements included in the Annual Report.
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

Leases

The Company determines whether an arrangement contains a lease at inception in accordance with the provisions of Accounting Standards Codification (“ASC”) 842, Leases. Operating leases are included in operating lease assets and current and non-current operating lease liabilities, and assets leased under finance leases are included in property and equipment and current and long-term debt in the consolidated balance sheets.

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

The Company capitalized $0.8 million and $1.2 million during the three and six months ended December 31, 2023, respectively. There were no costs capitalized during the three and six months ended December 31, 2022.
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

Recently Issued Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. In addition, the amendments enhance interim disclosure requirements, clarify segment disclosure requirements for entities with a single reportable segment, and contain other disclosure requirements. The amendments in ASU No. 2023-07 are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. We are currently evaluating the impact of the new guidance on the disclosures to our consolidated financial statements.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which modifies the rules on income tax disclosures to require entities to disclose (1) specific categories in the rate reconciliation, (2) the income or loss from continuing operations before income tax expense or benefit (separated between domestic and foreign), and (3) the income tax expense or benefit from continuing operations (separated by federal, state and foreign). This update also requires entities to disclose their income tax payments to international, federal, state and local jurisdictions, among other changes. The amendments in ASU No. 2023-09 are effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. We are currently evaluating the impact of the new guidance on the disclosures to our consolidated financial statements.
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

Disaggregation of Revenue
The majority of the Company’s revenues are derived from contracts with customers who are located in the United States of America (the "United States" or "U.S."). However, the Company delivers most of its services from regional customer experience delivery centers that are located in geographies outside of the United States. Our global delivery model is built on regional customer experience delivery centers and includes a unique ability to support work-at-home capabilities in any region that we currently operate.

The Company generated approximately 97% of its revenue from clients based in the United States for both the three and six months ended December 31, 2023, as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
($000s)	2023	2022	2023	2022
Revenue
United States	$128,606	$135,597	$249,790	$259,510
Other countries	4,028	3,728	7,453	7,620
Total	$132,634	$139,325	$257,243	$267,130

The following table presents the breakdown of the Company’s revenues by geographical location, based on where the services are provided:

	Three Months Ended December 31,		Six Months Ended December 31,
($000s)	2023	2022	2023	2022
Revenue
Onshore (United States)	$29,911	$37,423	$61,447	$75,600
Offshore (Philippines, Pakistan)	64,910	59,292	122,269	110,448
Nearshore (Jamaica, Nicaragua, Honduras)	37,813	42,610	73,527	81,082
Total	$132,634	$139,325	$257,243	$267,130

The following table presents the breakdown of the Company’s revenue by pattern of revenue recognition:

	Three Months Ended December 31,		Six Months Ended December 31,
($000s)	2023	2022	2023	2022
Pattern of Revenue recognition
Services transferred over time	$124,801	$131,514	$240,139	$249,868
Services transferred at a point in time	7,833	7,811	17,104	17,262
Total	$132,634	$139,325	$257,243	$267,130

The movement in the Company's deferred revenue is as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
($000s)	2023	2022	2023	2022
Beginning balance	$7,424	$11,329	$7,796	$12,593
Revenue recognized	(2,261)	(4,001)	(4,933)	(7,949)
Revenue deferred	2,934	2,360	5,234	5,044
Ending balance	$8,097	$9,688	$8,097	$9,688
3.ACCOUNTS RECEIVABLE AND SIGNIFICANT CLIENTS
Accounts receivable, net in the accompanying consolidated balance sheets consists of the following:

	December 31,	June 30,
($000s)	2023	2023
Accounts receivable	$104,864	$86,484
Less: Allowance for credit losses	(117)	(120)
Accounts receivable, net	$104,747	$86,364

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

Activity in the Company’s allowance for credit losses consists of the following:

	Three Months Ended December 31,		Six Months Ended December 31,
($000s)	2023	2022	2023	2022
Beginning balance	$131	$1,191	$120	$1,290
Provision for credit losses	13	136	24	138
Reversal of provision for credit losses	(18)	(21)	(18)	(21)
Uncollectible receivables written off	(11)	(951)	(11)	(951)
Effect of foreign exchange	2	69	2	(32)
Ending balance	$117	$424	$117	$424

Significant Client

During the six months ended December 31, 2023 and 2022, the Company had one client that contributed approximately 12.9% and 13.5% of total revenue, respectively.

To limit the Company’s credit risk with its clients, management regularly monitors the aging of customer receivables, maintains allowances for credit losses and may require prepayment for services from certain clients. Based on currently available information, management does not believe significant credit risk exists as of December 31, 2023.
4.LEASES

The Company has operating lease obligations primarily for our delivery centers and finance lease obligations primarily for vehicles and other equipment. Leases typically have initial terms of two to fifteen years, and may include renewal options if the Company is reasonably certain to exercise such options.

The components of lease cost are as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
($000s)	2023	2022	2023	2022
Operating lease cost:
Operating lease cost	$4,992	$5,589	$9,878	$10,873
Variable lease cost	785	1,146	1,566	2,201
Total operating lease cost	$5,777	$6,735	$11,444	$13,074

Finance lease cost:
Amortization of right of use assets	$114	$89	$214	$169
Interest on lease liabilities	47	24	90	43
Total finance lease cost	$161	$113	$304	$212

The following table presents supplemental balance sheet information related to leases:

	December 31,	June 30,
($000s)	2023	2023
Operating lease assets	$69,190	$70,919

Operating lease liabilities, current	13,608	13,036
Operating lease liabilities, non-current	62,406	64,854
Total operating lease liabilities	$76,014	$77,890

Finance lease assets, net	$944	$929

Finance lease liabilities, current	441	361
Finance lease liabilities, non-current	560	600
Total finance lease liabilities	$1,001	$961

The following table presents supplemental cash flow information related to leases:

	Six Months Ended December 31,
($000s)	2023	2022
Cash paid for amounts included in the measurement of lease liabilities	$6,451	$7,108
Operating cash flows paid for interest portion of finance leases	90	43
Financing cash flows paid for principal portion of finance leases	204	266

The following table presents supplemental noncash information related to leases:

	Six Months Ended December 31,
($000s)	2023	2022
Right-of-use assets obtained in exchange for lease obligations
Operating leases	$4,622	10,023
Finance leases	$218	294

	December 31,	June 30,
	2023	2023
Weighted average remaining lease term (in years)
Operating leases	5.4	5.7
Finance leases	2.2	2.6

Weighted average discount rate
Operating leases	10.1%	9.2%
Finance leases	19.8%	13.4%

The following table presents the maturities of our lease liabilities as of December 31, 2023:

($000s)	Operating Leases	Finance Leases
2024-remainder of year	$9,935	$302
2025	18,479	539
2026	17,141	324
2027	16,953	58
2028	14,098	—
Thereafter	23,906	—
Total undiscounted lease payments	100,512	1,223
Less: liability accretion	(24,498)	(222)
Total lease liabilities	$76,014	$1,001

5.DERIVATIVES
Cash flow hedges
Interest rate swap
In March 2020, the Company entered into a three-year $15 million notional floating to fixed interest rate swap to hedge the interest rate risk on the first $15 million of the balance outstanding under our $80 million revolving credit facility (as amended, the "PNC Credit Facility") with PNC Bank, N.A. ("PNC"). At the time the hedge was executed, all critical terms matched between the hedge and the hedged item. Hedge effectiveness was assessed prospectively at inception, and on an ongoing basis by confirming that the critical terms continue to match. Any hedge ineffectiveness is recorded in interest expense in the consolidated statements of comprehensive income. For the three and six months ended December 31, 2022, there was no hedge ineffectiveness. The hedge expired in March 2023 and was not replaced.
Foreign exchange contracts
From time to time, the Company enters into foreign currency exchange contracts, consisting of offsetting foreign exchange option contracts (“collars”), to mitigate foreign exchange fluctuations on the Philippine Peso (“PHP”) within a certain range and on a certain percentage of its PHP operating costs. The collars are designated as cash flow hedges upon inception, in accordance with ASC 815, in order to match the financial results of the hedges with the forecasted transactions. These contracts cover periods commensurate with the expected exposure, generally three to twelve months. We execute our contracts with our primary banking partner, PNC. The Company has not experienced and does not anticipate experiencing any material issues related to derivative counterparty defaults.

The following tables show the notional amount and fair value of our foreign exchange cash flow hedging instruments as of December 31, 2023 and June 30, 2023:

Settlement date	Hedged currency	Foreign currency rate	Notional amount ($000s)	Fair Value ($000s)
Foreign currency option contracts - assets
January 5, 2024 through December 19, 2024	PHP	52.50 - 57.60	$32,694
Fair value as of June 30, 2023				$—
Fair value as of December 31, 2023				$63

Settlement date	Hedged currency	Foreign currency rate	Notional amount ($000s)	Fair Value ($000s)
Foreign currency option contracts - liabilities
January 5, 2024 through December 19, 2024	PHP	52.50 - 57.60	$32,694
Fair value as of June 30, 2023				$100
Fair value as of December 31, 2023				$—
The fair value of the collars is included in other current assets and accounts payable and accrued liabilities in the consolidated balance sheets.
Changes in the fair value of derivatives that are designated and qualify as cash flow hedges are recognized in accumulated other comprehensive income ("AOCI"). Amounts previously recognized in AOCI are reclassified to cost of services in the periods in which the hedged expenses occur.

Refer to Note 12. "Stockholders' Equity" for further details on the change in fair value of our cash flow hedges and the net gain or loss reclassified to earnings from effective hedges during the three and six months ended December 31, 2023 and 2022.

6.DEBT
Debt consists of the following:

	December 31,	June 30,
($000s)	2023	2023
Debt
PNC Credit Facility	$—	$52
Finance leases	1,001	961
Total debt	$1,001	$1,013
Less: Current maturities of long-term debt and finance leases	(441)	(413)
Total long-term debt	$560	$600
As of December 31, 2023, the Company had $80.0 million of borrowing available under the PNC Credit Facility based on eligible collateral.

The PNC Credit Facility contains certain financial, operating, and other covenants, including, among other things, covenants restricting additional borrowings, paying any dividends and making certain investments. The Company was in compliance with all debt covenants as of December 31, 2023.

7.COMMITMENTS AND CONTINGENCIES
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
As of December 31, 2023 and June 30, 2023, 1,004,410 and 1,004,410 warrant shares were vested, respectively. To date, the warrant has not been exercised, expired or cancelled.
The Company recorded contra revenue of approximately $0.3 million and $0.6 million, respectively, during the three and six months ended for both December 31, 2023 and 2022.

9.SHARE BASED COMPENSATION
Share-based compensation expense
The following tables summarize the components of share-based compensation expense recognized in the Company’s consolidated statements of comprehensive income, both by line item and by plan:

	Three Months Ended December 31,		Six Months Ended December 31,
($000s)	2023	2022	2023	2022
Cost of services	$172	$264	$69	$383
Selling, general and administrative	1,255	1,269	2,206	2,272
Total share-based compensation expense	$1,427	$1,533	$2,275	$2,655

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
Phantom Stock Plans	$425	$827	$(24)	$1,143
2018 Restricted Stock Award Plan	—	—	—	(7)
2020 Long term Incentive Plan	1,002	706	2,299	1,519
Total share-based compensation expense	$1,427	$1,533	$2,275	$2,655

As of December 31, 2023, there was $6.9 million of total unrecognized compensation expense related to non-vested share-based awards, which is expected to be recognized over a weighted-average period of 3.3 years.
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
The following is a summary of the Company’s fair value measurements on a recurring basis as of December 31, 2023 and June 30, 2023:

As of December 31, 2023	Fair Value Measurements Using
($000s)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash flow hedge - foreign currency collars, net	$—	$63	$—
Total assets	$—	$63	$—

Liabilities
Phantom stock options	$—	$1,143	$—
Total liabilities	$—	$1,143	$—

As of June 30, 2023	Fair Value Measurements Using
($000s)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities
Cash flow hedge - foreign currency collars, net	$—	$100	$—
Phantom stock options	—	1,173	—
Total liabilities	$—	$1,273	$—

These balances are included in other current assets and accounts payable and accrued liabilities and other non-current liabilities in the consolidated balance sheets.
There were no transfers between the different hierarchy levels in the three and six months ended December 31, 2023 and 2022.
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
The Company’s income tax provision includes the results of the Company’s U.S. operations and its various foreign operations including subsidiaries based in the United Kingdom, European Union, Canada, Jamaica, Nicaragua, Pakistan, Senegal, Honduras, and the Philippines. Historically, the Company’s Bermuda-based companies are not subject to income tax as there was no corporate income tax in Bermuda. On December 27, 2023 the Bermuda Corporate Income Tax Act 2023 was passed and provides for a 15% corporate tax rate beginning on or after January 1, 2025 for Companies with revenue in excess of 750 million Euros. The Company is evaluating the impact of this legislation, but it does not anticipate that it will have a material impact on the Company’s operations.
The Company recorded a provision for income taxes of $1.3 million and $2.7 million in the three and six months ended December 31, 2023, respectively. The effective tax rate was 17.3% and 16.5% for the three and six months ended December 31, 2023, respectively. The Company recorded a provision for income taxes of $2.0 million and $3.1 million in the three and six months ended December 31, 2022, respectively. The effective tax rate was 17.9% and 16.3% for the three and six months ended December 31, 2022, respectively. The changes in effective tax rates between these periods was primarily attributable to changes in revenue mix across our taxable jurisdictions.
The difference between the effective tax rate and the 21% federal statutory rate in the three and six months ended December 31, 2023 was primarily due to "Tax Holidays" in certain countries in which we operate and the distribution of taxable income in countries with differing tax rates. We have been granted Tax Holidays as an incentive to attract foreign investment by the governments of Nicaragua, Pakistan, Honduras, Jamaica, and certain qualifying locations in the Philippines. Generally, a Tax Holiday is an agreement between us and a foreign government under which we receive certain tax benefits in that country.

The aggregate reduction in income tax expense due to the above Tax Holidays were $1.2 million and $2.6 million for the three and six months ended December 31, 2023, respectively. The aggregate reduction in income tax expense per diluted share was $0.07 and $0.14 for the three and six months ended December 31, 2023, respectively. The aggregate reduction in income tax expense due to the above Tax Holidays were $0.9 million and $1.8 million for the three and six months ended December 31, 2022, respectively. The aggregate reduction in income tax expense per diluted share was $0.05 and $0.10 for the three and six months ended December 31, 2022, respectively.
As of December 31, 2023, we had no unrecognized tax positions and do not expect changes to our uncertain tax positions within the next 12 months.

12.STOCKHOLDERS’ EQUITY

AOCI
The following table presents changes by component for the three months ended December 31, 2022 and 2023:

($000s)	Foreign Currency Translation Adjustment	Derivative Valuation	Defined Benefit Plan	Total
Balance as of September 30, 2022	$(5,703)	$(900)	$103	$(6,500)
Foreign currency translation	554	—	—	554
Unrealized loss on cash flow hedges	—	(825)	—	(825)
Reclassifications to earnings	—	1,639	—	1,639
Balance as of December 31, 2022	$(5,149)	$(86)	$103	$(5,132)

($000s)	Foreign Currency Translation Adjustment	Derivative Valuation	Defined Benefit Plan	Total
Balance as of September 30, 2023	$(6,961)	$(318)	$72	$(7,207)
Foreign currency translation	679	—	—	679
Unrealized gain on cash flow hedges	—	365	—	365
Reclassifications to earnings	—	30	—	30
Balance as of December 31, 2023	$(6,282)	$77	$72	$(6,133)

The following table presents changes by component for the six months ended December 31, 2022 and 2023:

($000s)	Foreign Currency Translation Adjustment	Derivative Valuation	Defined Benefit Plan	Total
Balance as of June 30, 2022	$(4,026)	$(639)	$103	$(4,562)
Foreign currency translation	(1,123)	—	—	(1,123)
Unrealized loss on cash flow hedges	—	(487)	—	(487)
Reclassifications to earnings	—	1,040	—	1,040
Balance as of December 31, 2022	$(5,149)	$(86)	$103	$(5,132)

($000s)	Foreign Currency Translation Adjustment	Derivative Valuation	Defined Benefit Plan	Total
Balance as of June 30, 2023	$(6,260)	$(124)	$72	$(6,312)
Foreign currency translation	(22)	—	—	(22)
Unrealized gain on cash flow hedges	—	130	—	130
Reclassifications to earnings	—	71	—	71
Balance as of December 31, 2023	$(6,282)	$77	$72	$(6,133)

Share buyback

On September 18, 2023, the Company announced that the board of directors (the "Board") had authorized a share repurchase program under which the Company may repurchase up to $30 million of its shares over the next six months beginning September 18, 2023 (the “Share Repurchase Program”). During the three and six months ended December 31, 2023, we repurchased 488,803 and 623,327 shares of our common shares under the Share Repurchase Program for $8.4 million and $10.4 million, respectively, which the Company funded with available cash. As of December 31, 2023, approximately $19.6 million remained available for share repurchases under our Share Repurchase Program.

During the six months ended December 31, 2022, we repurchased 17,558 shares of our common shares under our previous share repurchase program for $0.3 million. The previous share repurchase program was announced in December 2021 and expired a year later.

13.WEIGHTED AVERAGE SHARE COUNTS
The following table sets forth the components of the computation from basic to diluted earnings per share for net income for the three and six months ended December 31, 2023 and 2022:

	Three Months Ended December 31,		Six Months Ended December 31,
(000s)	2023	2022	2023	2022
Shares used in basic earnings per share calculation	17,885	18,149	18,084	18,154
Effect of dilutive securities:
Employee share-based compensation	95	223	104	168
Warrant	460	488	479	437
Total effects of dilutive securities	555	711	583	605
Shares used in dilutive earnings per share calculation	18,440	18,860	18,667	18,759

Shares considered anti-dilutive using the treasury method	(527)	(349)	(512)	(408)

14.RELATED PARTY TRANSACTIONS
The Company has agreements with multiple companies under the control of our controlling shareholder, TRGI, and with companies which have common directors with us, in the normal course of business. These transactions were executed on mutually agreed terms and include contact center services, back office support services and an office lease. During the three and six months ended December 31, 2023, the Company recognized revenue of $0.02 million and $0.03 million, respectively, with these related parties. During the three and six months ended December 31, 2022, the Company recognized revenue of $0.01 million and $0.03 million, respectively, with these related parties. As of December 31, 2023 and June 30, 2023, the Company had accounts receivable of $0.1 million and $0.04 million, respectively, and accounts payable of $0.05 million and $2.3 million, respectively, with these related parties.

15.INVESTMENT IN JOINT VENTURE
The Company has an investment in Lake Ball, LLC to procure and sell commercial leads for its customers. The Company’s ownership interest is 47.5% and is accounted for under the equity method. The Company’s investment of $0.4 million at December 31, 2023 and June 30, 2023, respectively, is included in other non-current assets in the consolidated balance sheets, while net earnings from the joint venture is included in selling, general and administrative expense in the consolidated statements of comprehensive income.

The table below presents our investment in the joint venture:

	Three Months Ended December 31,		Six Months Ended December 31,
($000s)	2023	2022	2023	2022
Beginning balance	$385	$384	$372	$382
Dividends received	(270)	(177)	(527)	(327)
Share of profit	255	173	525	325
Ending balance	$370	$380	$370	$380

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
This Form 10-Q includes certain historical consolidated financial and other data for IBEX (“ibex,” “we,” “us,” “our” or the “Company”). The following discussion provides a narrative of our financial condition and results of operations for the three and six months ended December 31, 2023 compared to the three and six months ended December 31, 2022.
Overview

ibex delivers innovative business process outsourcing (“BPO”), smart digital marketing, online acquisition technology, and end-to-end customer engagement solutions to help companies acquire, engage, and retain valuable customers. Today, ibex operates a global CX delivery center model consisting of 31 delivery centers around the world, while deploying next-generation technology to drive superior customer experiences for many of the world’s leading companies across various verticals, including Retail & E-commerce, HealthTech, FinTech, Utilities and Logistics. ibex leverages its diverse global team of approximately 32,000 employees together with industry-leading technology, including its Wave X platform, to manage customer interactions on behalf of our clients, driving a truly differentiated customer experience.
Business Highlights

During the second quarter of our fiscal year ending June 30, 2024, the Company continued to deliver solid financial performance, in particular, growth in our digital first solutions with leading clients in our HealthTech and Retail & E-commerce verticals, while optimizing our geographic diversity for delivery of services to our clients. Despite macroeconomic trends impacting our historical growth trends, as well as the unfavorable impact on our revenue from shifting mix from onshore to offshore geographies, the business performed well in several important areas, including new client wins with key clients in strategic verticals.
Recent Financial Highlights

The Company delivered revenues of $132.6 million during the three months ended December 31, 2023, a 4.8% decline compared to same quarter in the prior year, largely due to the year over year shift of delivery from onshore to higher margin offshore regions, macroeconomic conditions, lower training revenue recognized, and external factors impacting the FinTech and Telecommunications verticals, partially offset by revenue increases in the Retail & E-commerce and HealthTech verticals. Net income during the three months ended December 31, 2023 was $6.1 million, a decrease of 34.5% from $9.3 million during the same quarter in the prior year. Fully diluted earnings per share for the three months ended December 31, 2023 of $0.33, a decrease of 33% from $0.49 per share during the same quarter in the prior year.

The Company delivered revenues of $257.2 million during the six months ended December 31, 2023, a 3.7% decline compared to same period in the prior year, largely due to aforementioned macroeconomic conditions. Net income during the six months ended December 31, 2023 was $13.5 million, a decrease of 14.5% from $15.8 million during the same period in the prior year. The decrease in net income was primarily driven by lower revenue, including training revenue recognized, and planned investments in our technology, and sales and marketing, and client service functions as we continue to focus on revenue growth. Fully diluted earnings per share for the six months ended December 31, 2023 of $0.72, a decrease of 14% from $0.84 per share during the same period in the prior year.
Trends and Factors Affecting our Performance
There are a number of key trends and factors that have affected and may affect our results of operations.
Macroeconomic Trends

Macroeconomic factors, including but not limited to, increasing inflation and interest rates, global economic and geopolitical uncertainty, changes in foreign currency exchange rates, and the impact that these factors are having on our clients and their customers, have also impacted our financial results during the six months ended December 31, 2023. Some of our customers have increased their focus on cost reduction, resulting in decisions to shift work from onshore sites to offshore sites, which has contributed to a modest decline in revenue during the six months ended December 31, 2023 when compared to the same period in the prior year. We expect that these factors will continue to impact our operations in the near term; however, we also believe that they present opportunities with both new and existing clients, as companies maintain a focus on cost reduction.

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

Client’s Underlying Business Performance

Demand for customer interaction services reflects a client’s underlying business performance and priorities. Growth in a client’s business often results in increased demand for our customer engagement solutions. Conversely, a decline in a client’s business generally results in a decrease in demand for our customer engagement solutions, shifting volume to lower cost geographies, and potential increases in demand for our customer acquisition and expansion solutions. The correlation between business performance and demand for outsourced customer interaction solutions can therefore be complex, and depends upon several factors, such as industry consolidation, client investments in growth, and overall macroeconomic environment, all of which can result in short term revenue volatility for providers. Demand during the six months ended December 31, 2023 was constrained when compared to the same period in the prior year, due in large part to the aforementioned macroeconomic conditions.

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

As demand for delivery locations has continued to shift towards lower cost geographies during the six months ended December 31, 2023, we have continued to fill the additional capacity in our offshore region, and expect this capacity to be absorbed quickly as clients and prospective clients look to relocate work to cost advantageous markets in the near term. We also realized cost savings as we reduced the number of onshore and nearshore delivery centers year over year.
Labor Costs

When compensation levels of our employees increase, we may not be able to pass on such increased costs to our clients or do so on a timely basis, which tends to depress our operating profit margins if we cannot generate sufficient offsetting productivity gains. During the six months ended December 31, 2023, we continued to see increasing wage pressure in all of our geographies, in part brought on by the current global inflation and labor shortage, which is increasing competition for contact center agents from other sectors of the economy. During the six months ended December 31, 2023, we have offset some of these wage increases with higher agent quality and increased productivity, higher agent retention, and increased client prices under contractual cost of living adjustments (“COLA”). Furthermore, our overall labor cost as a percentage of revenue is impacted by the aforementioned shift in delivery location from onshore delivery centers to offshore centers.
Delivery Location

We generate greater profit margins from our work carried out by agents located in offshore and nearshore geographies compared to our work carried out from onshore locations in the United States. As a result, our operating margins are influenced by the proportion of our work delivered from these higher margin locations. Over time we have expanded and further diversified our delivery network by adding facilities in these locations, offering a significant relative cost advantage. Our percentage of workstations in nearshore and offshore centers is approximately 94% as of December 31, 2023. We regularly evaluate new markets to continue to service our clients.
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

Sales Cycles and New Client Wins

We have a strong track record of winning key new client accounts and as a result of our land and expand strategy, we have been successful in winning an increasing number of new client engagements, and subsequently increasing our revenues with these clients period over period. Historically, our in-year new client wins have generated 2.5x to 3.0x revenue in the second and third years of the engagement. However, in the current slowing economic environment, our sales cycles have lengthened. We believe that the sales activity has and will continue to pick up pace in fiscal year 2024.
Client Concentration
During the six months ended December 31, 2023, our largest client accounted for 13%, while our three largest clients accounted for 31% of our consolidated revenues. We believe client diversification is an important attribute in a challenging market.

Seasonality

Our business performance is subject to seasonal fluctuations. These seasonal effects cause differences in revenues and expenses among the various quarters of any financial year, which means that the individual quarters should not be directly compared with each other or be used to predict annual financial results.

Pricing
Our revenues are dependent upon both volumes and unit pricing for our services. Client pricing is often expressed in terms of a base price per minute or hour as well as, in limited cases, with bonuses and occasionally penalties depending upon our achievement of certain client objectives. During the fiscal year ended June 30, 2023 and the six months ended December 31, 2023, the tightening in the global labor market and corresponding wage inflation, as well as increasing facilities expenses has resulted in us pursuing and successfully negotiating price increases or COLA with many of our clients.
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
Results of Operations
The following summarizes the results of our operations for the three and six months ended December 31, 2023 and 2022:

	Three Months Ended December 31,		Six Months Ended December 31,
($000s)	2023	2022	2023	2022
Revenue	$132,634	$139,325	$257,243	$267,130

Cost of services	95,884	99,790	184,080	195,943
Selling, general and administrative	24,857	23,502	47,897	42,807
Depreciation and amortization	4,946	4,582	9,988	9,259
Income from operations	$6,947	$11,451	$15,278	$19,121

Interest income	512	138	1,098	186
Interest expense	(111)	(300)	(215)	(448)
Income before income taxes	$7,348	$11,289	$16,161	$18,859

Provision for income tax expense	(1,273)	(2,019)	(2,661)	(3,066)
Net income	$6,075	$9,270	$13,500	$15,793
Three Months Ended December 31, 2023 and 2022
Revenue

Our revenue was $132.6 million during the three months ended December 31, 2023, a decrease of $6.7 million, or 4.8%, compared to the prior year quarter. This decrease was primarily driven by macroeconomic factors impacting the FinTech and Telecommunications verticals, which decreased $8.6 million or 32.3%, and $3.6 million or 15.4%, respectively, from the comparative period. These decreases were partially offset by increases in the HealthTech vertical of $4.1 million, or 34.0%, and Retail & E-commerce vertical of $0.9 million, or 2.5%, from the comparative period.

As a percentage of total revenue, the revenue from our Retail & E-commerce vertical increased to 29.0% during the three months ended December 31, 2023 compared to 26.9%, and the revenue from our HealthTech vertical increased to 12.2% compared to 8.7% during the prior year quarter. Conversely, the revenue from our FinTech vertical decreased to 13.7% compared to 19.2%, and the revenue from our Telecommunications vertical decreased to 14.8% compared to 16.7% during the prior year quarter.

Operating Expenses

Cost of services
Cost of services was $95.9 million during the three months ended December 31, 2023, a decrease of $3.9 million, or 3.9%, compared to the prior year quarter. The decrease in cost of services was primarily due to decreases in payroll and related costs, facilities, and local transportation expenses, partially offset by an increase in lead costs.
Payroll and related costs were $74.3 million during the three months ended December 31, 2023, a decrease of $3.4 million, or 4.4%, compared to the prior year quarter. As a percent of revenue, payroll costs remained consistent at 56.0% during the three months ended December 31, 2023 compared to 55.8% during the prior year quarter.
Facilities expenses, including rent and utilities, were $13.0 million during the three months ended December 31, 2023, a decrease of $0.5 million, or 3.4%, compared to the prior year quarter, and local transportation expenses were $1.7 million during the three months ended December 31, 2023, a decrease of $0.2 million, or 10.7%, compared to the prior year quarter. These decreases were primarily due to the site optimization efforts completed in the fourth quarter of fiscal year 2023.
Lead expenses were $2.9 million during the three months ended December 31, 2023, an increase of $0.4 million, or 17.3%, compared to the prior year quarter. These increases were primarily due to increases in the utilization of our third-party affiliates for inbound inquiries as well as search engine costs in connection with our digital sales and marketing efforts, which may continue throughout the remainder of fiscal year 2024.
Selling, general and administrative expense (“SG&A”)

SG&A expense was $24.9 million during the three months ended December 31, 2023, an increase of $1.4 million, or 5.8%, compared to the prior year quarter. The increase in SG&A expense was primarily due to increases in payroll and related costs, IT expenses, rent and utilities, partially offset by decreases in legal and professional fees.

The increase in payroll and related costs of $0.6 million was primarily driven by continued investments in our technology, sales and marketing, and client service functions as we continue to focus on revenue growth. IT expenses increased $0.7 million due to continued investments in cybersecurity and core business management systems. Rent increased $0.3 million due to an overall increase in utility expenses in certain regions, which were driven by higher fuel prices. These increases were partially offset by a decrease in legal and professional fees of $0.1 million.
Depreciation and amortization expense (“D&A”)
D&A expense was $4.9 million during the three months ended December 31, 2023, an increase of $0.4 million or 7.9% compared to the prior year quarter. As a percentage of revenue, depreciation and amortization expense increased to 3.7% during the three months ended December 31, 2023 compared to 3.3% in the comparative period.
Income from operations
Income from operations was $6.9 million during the three months ended December 31, 2023 compared to $11.5 million compared to the prior year quarter. The operating margin was 5.2% for three months ended December 31, 2023, down from 8.2% for the three months ended December 31, 2022. The decrease was primarily driven by lower revenue, including training revenue recognized, as well as planned investments in technology, sales and marketing, and client service functions as we continue to focus on revenue growth.

Interest income

Interest income during the three months ended December 31, 2023 was $0.5 million compared to $0.1 million for the three months ended December 31, 2022 as income on invested funds increased compared to the prior year quarter.

Interest expense

Interest expense during the three months ended December 31, 2023 was $0.1 million, down from $0.3 million during the three months ended December 31, 2022 driven by lower borrowings for this quarter.
Provision for Income Taxes

Income tax expense was $1.3 million during three months ended December 31, 2023, a decrease of $0.7 million when compared with the same period of the prior year, primarily due to lower pre-tax income in the current year.
Six Months Ended December 31, 2023 and 2022
Revenue

Our revenue was $257.2 million during the six months ended December 31, 2023, a decrease of $9.9 million, or 3.7%, compared to the same prior year period. This decrease was primarily driven by macroeconomic factors impacting the FinTech and Telecommunications verticals, which decreased $15.6 million or 30.0%, and $4.7 million or 10.4%, respectively, from the comparative period. These decreases were partially offset by increases in the HealthTech vertical of $5.9 million, or 23.5%, Retail & E-commerce vertical of $2.9 million, or 4.4%, and Cable vertical of $1.8 million, or 17.8%, from the comparative period.

As a percentage of total revenue, the revenue from our Retail & E-commerce vertical increased to 26.3% during the six months ended December 31, 2023 compared to 24.2%, and the revenue from our HealthTech vertical increased to 12.0% compared to 9.4% during the same prior year period. Conversely, the revenue from our FinTech vertical decreased to 14.2% compared to 19.6%, and the revenue from our Telecommunications vertical decreased to 15.8% compared to 17.0% during the same prior year period.
Operating Expenses

Cost of services
Cost of services was $184.1 million during the six months ended December 31, 2023, a decrease of $11.9 million, or 6.1%, compared to the same prior year period. The decrease in cost of services was primarily due to decreases in payroll and related costs, facilities, telecom, printing and production related, and local transportation expenses, partially offset by an increase in lead costs.
Payroll and related costs were $141.1 million during the six months ended December 31, 2023, a decrease of $10.2 million, or 6.7%, compared to the same prior year period. As a percent of revenue, payroll costs decreased to 54.9% during the six months ended December 31, 2023 compared to 56.6% during the same period in the prior year driven by an increasing percentage of revenue generated from nearshore and offshore regions with lower labor costs.
Facilities expenses were $9.0 million during six months ended December 31, 2023, a decrease of $0.8 million, or 8.2%, compared to the same period in the prior year, local transportation expenses were $3.3 million during the three months ended December 31, 2023, a decrease of $0.3 million, or 9.0%, compared to the same period in the prior year, and telecom, printing and production related expenses were $4.3 million during the six months ended December 31, 2023, a decrease of $1.0 million, or 18.6%, compared to the same period in the prior year. These decreases were primarily due to the site optimization efforts completed in the fourth quarter of fiscal year 2023.
Lead expenses were $6.5 million during the six months ended December 31, 2023, an increase of $0.9 million, or 15.5%, compared to the same period in the prior year. These increases were primarily due to increases in the utilization of our third-party affiliates for inbound inquiries as well as search engine costs in connection with our digital sales and marketing efforts, which may continue throughout the remainder of fiscal year 2024.

Selling, general and administrative expense (“SG&A”)

SG&A expense was $47.9 million during the six months ended December 31, 2023, an increase of $5.1 million, or 11.9%, compared to the same period in the prior year. The increase in SG&A expense was primarily due to increases in payroll and related costs, IT expenses, legal and professional fees, and travel and other expenses.

The increase in payroll and related costs of $2.2 million was primarily driven by continued investments in our technology, sales and marketing, and client service teams as we continue to focus on revenue growth. IT expenses increased $1.3 million due to continued investments in cybersecurity and core business management systems. The increase in legal and professional fees of $1.1 million was primarily related to strategic projects and higher compliance expenses. Travel and other expenses increased by $0.4 million as the business continues to expand in our offshore region.
Depreciation and amortization expense (“D&A”)
D&A expense was $10.0 million during the six months ended December 31, 2023, an increase of $0.7 million or 7.9%, compared to the same prior year period. As a percentage of revenue, depreciation and amortization expense increased to 3.9% during six months ended December 31, 2023 compared to 3.5% in the comparative period.
Income from operations

Income from operations was $15.3 million during the six months ended December 31, 2023 compared to $19.1 million compared to the same period in the prior year. The operating margin was 5.9% for six months ended December 31, 2023, down from to 7.2% for the six months ended December 31, 2022. The decrease was primarily driven by lower revenue, including training revenue recognized, and planned investments in our technology, sales and marketing, and client service functions as we continue to focus on revenue growth.

Interest income

Interest income during the six months ended December 31, 2023 was $1.1 million compared to $0.2 million for the six months ended December 31, 2022 as income on invested funds increased compared to the same period in the prior year.

Interest expense

Interest expense during the six months ended December 31, 2023 was $0.2 million, down from $0.4 million during the six months ended December 31, 2022 driven by lower borrowings.
Provision for Income Taxes

Income tax expense was $2.7 million during six months ended December 31, 2023, a decrease of $0.4 million when compared with the same period in the prior year, primarily due to lower pre-tax income in the current year.
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

Adjusted net income and adjusted earnings per share
Adjusted net income is a non-GAAP profitability measure that represents net income before the effect of the following items: non-recurring expenses (including legal and settlement costs), warrant contra revenue, foreign currency gains and losses, and share-based compensation expense, net of the tax impact of such adjustments. We define adjusted earnings per share as adjusted net income divided by weighted average diluted shares outstanding.
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

The following table provides a reconciliation of net income and net income margin to adjusted net income and adjusted net income margin, and diluted earnings per share to adjusted earnings per share for the periods presented:

($000s, except per share amounts)	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
Net income	$6,075	$9,270	$13,500	$15,793
Net income margin	4.6%	6.7%	5.2%	5.9%

Non-recurring expenses	—	792	—	792
Warrant contra revenue	307	310	594	596
Foreign currency losses / (gains)	697	752	(100)	(97)
Share-based compensation expense	1,427	1,533	2,275	2,655
Total adjustments	$2,431	$3,387	$2,769	$3,946
Tax impact of adjustments[1]	(482)	(425)	(671)	(710)
Adjusted net income	$8,024	$12,232	$15,598	$19,029
Adjusted net income margin	6.0%	8.8%	6.1%	7.1%

Diluted earnings per share	$0.33	$0.49	$0.72	$0.84
Per share impact of adjustments to net income	0.11	0.16	0.12	0.17
Adjusted earnings per share	$0.44	$0.65	$0.84	$1.01

Weighted average diluted shares outstanding	18,440	18,860	18,667	18,759

EBITDA, adjusted EBITDA, and adjusted EBITDA margin
EBITDA is a non-GAAP profitability measure that represents net income before the effect of the following items: interest expense, income tax expense, and depreciation and amortization. Adjusted EBITDA is a non-GAAP profitability measure that represents EBITDA before the effect of the following items: non-recurring expenses (including legal and settlement costs), interest income, warrant contra revenue, foreign currency gains and losses, and share-based compensation expense. Adjusted EBITDA margin is a non-GAAP profitability measure that represents adjusted EBITDA divided by revenue.
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
The following table provides a reconciliation of net income and net income margin to EBITDA, adjusted EBITDA and adjusted EBITDA margin for the periods presented:

	Three Months Ended December 31,		Six Months Ended December 31,
($000s)	2023	2022	2023	2022
Net income	$6,075	$9,270	$13,500	$15,793
Net income margin	4.6%	6.7%	5.2%	5.9%

Interest expense	111	300	215	448
Income tax expense	1,273	2,019	2,661	3,066
Depreciation and amortization	4,946	4,582	9,988	9,259
EBITDA	$12,405	$16,171	$26,364	$28,566
Non-recurring expenses	—	792	—	792
Interest income	(512)	(138)	(1,098)	(186)
Warrant contra revenue	307	310	594	596
Foreign currency losses / (gains)	697	752	(100)	(97)
Share-based compensation expense	1,427	1,533	2,275	2,655
Adjusted EBITDA	$14,324	$19,420	$28,035	$32,326

Adjusted EBITDA margin	10.8%	13.9%	10.9%	12.1%
Net income margin
Net income margin was 4.6% for the three months ended December 31, 2023 compared to 6.7% during the prior year quarter and 5.2% for the six months ended December 31, 2023 compared to 5.9% during the prior year period. The decrease was primarily the result of lower income from operations driven by lower revenue, including training revenue recognized, and planned investments in our technology, sales and marketing, and client service functions as we continue to focus on revenue growth.

Adjusted EBITDA margin

Adjusted EBITDA margin was 10.8% for the three months ended December 31, 2023 compared to 13.9% during the prior year quarter, and 10.9% for the six months ended December 31, 2023 compared to 12.1% during the prior year period. The decrease was primarily driven by lower revenue, including training revenue recognized, and planned investments in our technology, sales and marketing, and client service functions as we continue to focus on revenue growth

Free cash flow
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

	Three Months Ended December 31,		Six Months Ended December 31,
($000s)	2023	2022	2023	2022
Net cash / (used in) provided by operating activities	$(1,637)	$5,293	$7,047	$10,855
Less: capital expenditures	2,892	7,948	4,944	11,506
Free cash flow	$(4,529)	$(2,655)	$2,103	$(651)
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
Net cash is calculated below:

	December 31,	June 30,
($000s)	2023	2023
Cash and cash equivalents	$49,016	$57,429

Debt
Current	$441	$413
Non-current	560	600
Total debt	$1,001	$1,013
Net cash	$48,015	$56,416

The decrease in cash and cash equivalents and net cash was primarily driven by stock repurchases during the six months ended December 31, 2023.

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

Liquidity and Capital Resources
As of December 31, 2023, our principal sources of liquidity were cash and cash equivalents totaling $49.0 million, cash flows from operations, and the unused availability under our existing credit facilities of $80.0 million.

As of December 31, 2023, our total indebtedness was $1.0 million, consisting of our finance leases. We were in compliance with all debt covenants as of December 31, 2023. See Note 6, "Debt" in the consolidated financial statements included in this Form 10-Q for additional information regarding our debt.

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

On September 18, 2023, the Company announced that the board of directors (the "Board") had authorized a share repurchase program under which the Company may repurchase up to $30 million of its shares over the next six months beginning September 18, 2023 (the “Share Repurchase Program”). During the three and six months ended December 31, 2023, we repurchased 488,803 and 623,327 shares of our common shares under the Share Repurchase Program for $8.4 million and $10.4 million, respectively, which we funded with available cash. As of December 31, 2023, approximately $19.6 million remained available for share repurchases under our Share Repurchase Program. Fiscal year to date through January 31, 2024, we repurchased 740,346 shares of our common shares, with approximately $17.5 million remaining under the Share Repurchase Program.

The following discussion highlights our cash flow activities during the six months ended December 31, 2023:

	Six months ended December 31,
($000s)	2023	2022
Net cash inflow / (outflow) from
Operating activities	$7,047	$10,855
Investing activities	(4,944)	(11,506)
Financing activities	(10,519)	(9,843)
Effects of exchange rate difference on cash and cash equivalents	3	(255)
Net increase / (decrease) in cash and cash equivalents	$(8,413)	$(10,749)
Cash and cash equivalents at beginning of the period	57,429	48,831
Cash and cash equivalents at the end of the period	$49,016	$38,082

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

As of December 31, 2023, we had cash and cash equivalents of $49.0 million, including $4.9 million located outside of the United States, and $1.7 million that is subject to certain local regulations on repatriation. As of June 30, 2023, we had cash and cash equivalents of $57.4 million, including $5.6 million located outside of the United States, and $1.7 million that is subject to certain local regulations on repatriation. Our cash position as of December 31, 2023 decreased primarily due to share repurchases during the period, partially offset by lower capital expenditures and debt repayments compared to prior periods.
Cash Flows from Operating Activities

Net cash inflow from operating activities during the six months ended December 31, 2023 decreased to $7.0 million compared to $10.9 million during the same period in the prior year. The decrease in net cash inflow from operating activities was primarily driven by weaker operating results due to lower revenue, including training revenue recognized, and net changes in operating assets and liabilities of $0.2 million.

Free cash flow for the six months ended December 31, 2023 increased to $2.1 million compared to $(0.7) million during the same period in the prior year, due to lower capital expenditures as we utilize capacity built out over the last two years, partially offset by lower operating cash flow.
Cash Flows from Investing Activities
During the six months ended December 31, 2023, we had net expenditures of $4.9 million on investing activities primarily related to purchases of IT and telecommunications equipment.

During the six months ended December 31, 2022, we had expenditures of $11.5 million on investing activities related to purchases of leasehold improvements, IT and telecommunications equipment.
Cash Flows from Financing Activities
During the six months ended December 31, 2023, we expended $10.5 million on financing activities, primarily related to purchasing our common shares under the Share Repurchase Program for $10.3 million.
During the six months ended December 31, 2022, we expended $9.8 million on financing activities, including $10.8 million related to the repayment of debt, both term and revolving, offset primarily by net cash received from issuance of common stock of $0.9 million.
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

The Company capitalizes qualifying implementation costs in accordance with ASC 350-40, Goodwill and Other, Internal-Use Software. During the six months ended December 31, 2023, the Company commenced the upgrade of our Enterprise Resource Planning and Human Capital Management systems to a cloud computing software solution, and capitalized $0.8 million and $1.2 million of qualifying implementation costs during the three and six months ended December 31, 2023, respectively. The Company will continue to capitalize qualifying implementation costs until the new software solution is substantially complete and ready for the Company's intended use.
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

Based upon our level of operations during the six months ended December 31, 2023, a 10% appreciation/depreciation in the PHP against the U.S. dollar would have increased or decreased our expenses incurred and paid in PHP by approximately $6.2 million or $5.1 million, respectively. Based upon our level of operations during the six months ended December 31, 2023, a 10% appreciation/depreciation in the Jamaican Dollar against the U.S. dollar would have increased or decreased our expenses incurred and paid in Jamaican Dollar by approximately $3.0 million or $2.4 million, respectively. Based upon our level of operations during the six months ended December 31, 2023, a 10% appreciation/depreciation in the Pakistani Rupee against the U.S. dollar would have increased or decreased our expenses incurred and paid in Pakistani Rupee by approximately $1.9 million or $1.6 million, respectively.

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
Interest rate risk
The Company’s exposure to market risk for changes in interest rates relates primarily to the cash and bank balances and credit facilities. Borrowings under the PNC Credit Facility bear interest at SOFR plus 1.75% and/or negative 0.5% of the PNC Commercial Lending Rate for domestic loans. The Company did not have any outstanding balances on its credit facilities as of December 31, 2023. Accordingly, a hypothetical 10% increase or decrease in SOFR would not cause a material increase or decrease in our interest expense over the next 12 months.
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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2023, our disclosure controls and procedures were not effective because of the material weakness in internal control over financial reporting related to complex non-routine transactions as described in Part II, Item 9A “Controls and Procedures” of our Annual Report, which also discloses our remediation plan.

The Company is continuing to implement its remediation plan. In accordance with the Company’s internal controls policies, the material weakness will not be considered fully remediated until the actions in the remediation plan have been completed and have operated effectively for a sufficient period of time. Accordingly, the material weakness has not been remediated as of December 31, 2023.

Changes in Internal Control Over Financial Reporting

Except for the execution of our remediation plan of the material weakness noted above, there have been no changes in our internal controls over financial reporting during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
The information required with respect to this item can be found under Note 7, "Commitments and Contingencies" in the unaudited consolidated financial statements included in this Form 10-Q.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities By The Issuer
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

During the three months ended December 31, 2023, our purchases of common shares were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program ($000s)
October 1 - October 31, 2023	230,577	$16.15	230,577	$24,237
November 1 - November 30, 2023	126,062	$17.42	126,062	$22,042
December 1 - December 31, 2023	132,164	$18.56	132,164	$19,589
Total	488,803	$17.13	488,803	$19,589

Recent Sale of Unregistered Securities and Use of Proceeds
None.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information

(c) Trading Plans

During the quarter ended December 31, 2023, the Company's directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated (including by modification) a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as such terms are defined in Item 408 of Regulation S-K, as follows:

On November 14, 2023, Mr. Jeff Cox, the Company's President of ibex Digital, adopted a trading plan intended to satisfy Rule 10b5-1(c) to sell up to 150,000 shares of the Company's common stock between February 13, 2024 and June 1, 2024, subject to such shares reaching certain price points.

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

IBEX LIMITED
(Registrant)

Date:	February 8, 2024	By:	/s/ Robert Dechant
Robert Dechant
Chief Executive Officer
(Principal Executive Officer)

Date:	February 8, 2024	By:	/s/ Taylor Greenwald
Taylor Greenwald
Chief Financial Officer
(Principal Financial and Accounting Officer)