Form 10-Q
period 2024-03-31
IBEX Ltd
filed 2024-05-09
CIK 1720420

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
FORM 10-Q
_______________________
(Mark One)

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. o
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). o Yes x No
The number of common shares outstanding of IBEX LIMITED as of April 30, 2024 was 17,214,446.

IBEX LIMITED
Quarterly Report on Form 10-Q
For Quarterly Period Ended March 31, 2024

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
•The effect of cyberattacks or cybersecurity vulnerabilities on our information technology systems; and
•Our ability to realize the anticipated strategic and financial benefits of our relationship with Amazon;
•The impact of tax matters, including new legislation and actions by taxing authorities.
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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

IBEX LIMITED AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)
(in thousands, except share data)

	March 31, 2024	June 30, 2023
Assets
Current assets
Cash and cash equivalents	$50,665	$57,429
Accounts receivable, net	103,317	86,364
Prepaid expenses	5,885	6,616
Due from related parties	164	43
Tax advances and receivables	9,133	5,965
Other current assets	2,187	2,190
Total current assets	171,351	158,607

Non-current assets
Property and equipment, net	31,465	41,151
Operating lease assets	62,157	70,919
Goodwill	11,832	11,832
Deferred tax asset, net	3,998	4,585
Other non-current assets	8,782	6,230
Total non-current assets	118,234	134,717
Total assets	$289,585	$293,324

Liabilities and stockholders' equity
Current liabilities
Accounts payable and accrued liabilities	$17,538	$18,705
Accrued payroll and employee-related liabilities	30,791	29,360
Current deferred revenue	5,396	6,413
Current operating lease liabilities	13,073	13,036
Current maturities of long-term debt	585	413
Due to related parties	61	2,314
Income taxes payable	3,320	3,020
Total current liabilities	70,764	73,261

Non-current liabilities
Non-current deferred revenue	1,302	1,383
Non-current operating lease liabilities	55,660	64,854
Long-term debt	820	600
Other non-current liabilities	1,728	3,262
Total non-current liabilities	59,510	70,099
Total liabilities	130,274	143,360

Commitments and contingencies (Note 7)

Stockholders' equity
Common stock: par value $0.0001, 108,057,967 shares authorized, 17,214,446 and 18,280,419 shares outstanding as of March 31, 2024 and June 30, 2023, respectively	2	2
Additional paid-in capital	209,062	204,734
Treasury stock at cost: 1,370,323 and 245,447 shares as of March 31, 2024 and June 30, 2023, respectively	(22,233)	(3,682)
Accumulated other comprehensive loss	(6,552)	(6,312)
Accumulated deficit	(20,968)	(44,778)
Total stockholders' equity	159,311	149,964
Total liabilities and stockholders' equity	$289,585	$293,324
See accompanying notes to unaudited consolidated financial statements.

IBEX LIMITED AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(Unaudited)
(in thousands, except per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
Revenue	$126,795	$131,557	$384,038	$398,687

Cost of services (exclusive of depreciation and amortization presented separately below)	87,083	91,693	271,163	287,636
Selling, general and administrative	23,565	22,139	71,462	64,946
Depreciation and amortization	4,865	4,674	14,853	13,933
Total operating expenses	115,513	118,506	357,478	366,515
Income from operations	11,282	13,051	26,560	32,172

Interest income	431	205	1,529	391
Interest expense	(124)	(105)	(339)	(553)
Income before income taxes	11,589	13,151	27,750	32,010

Provision for income tax expense	(1,279)	(1,872)	(3,940)	(4,938)
Net income	$10,310	$11,279	$23,810	$27,072

Other comprehensive income / (loss)
Foreign currency translation adjustments	$(288)	$(1,039)	$(310)	$(2,162)
Unrealized (loss) / gain on cash flow hedging instruments, net of tax	(131)	216	70	769
Total other comprehensive loss	(419)	(823)	(240)	(1,393)
Total comprehensive income	$9,891	$10,456	$23,570	$25,679

Net income per share
Basic	$0.59	$0.62	$1.33	$1.49
Diluted	$0.57	$0.59	$1.29	$1.44

Weighted average common shares outstanding
Basic	17,468	18,230	17,880	18,179
Diluted	18,036	19,065	18,458	18,861
See accompanying notes to unaudited consolidated financial statements.

IBEX LIMITED AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
(Unaudited)
(in thousands)

Three months ended March 31, 2023 and 2024
	Common shares		Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income / (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Amount
Balance, December 31, 2022	18,298	$2	$(3,682)	$201,102	$(5,132)	$(60,567)	$131,723
Net income	—	—	—	—	—	11,279	11,279
Foreign currency translation adjustment	—	—	—	—	(1,039)	—	(1,039)
Changes in fair value of cash flow hedges	—	—	—	—	216	—	216
Provision for common stock warrants	—	—	—	260	—	—	260
Issuance of common shares	34	—	—	618	—	—	618
Forfeiture of restricted common shares	(68)	—	—	—	—	—	—
Share-based compensation expense	—	—	—	1,311	—	—	1,311
Balance, March 31, 2023	18,264	$2	$(3,682)	$203,291	$(5,955)	$(49,288)	$144,368

	Common shares		Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income / (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Amount
Balance, December 31, 2023	17,681	$2	$(14,116)	$207,638	$(6,133)	$(31,278)	$156,113
Net income	—	—	—	—	—	10,310	10,310
Foreign currency translation adjustment	—	—	—	—	(288)	—	(288)
Changes in fair value of cash flow hedges	—	—	—	—	(131)	—	(131)
Purchase of treasury shares	(502)	—	(8,117)	—	—	—	(8,117)
Provision for common stock warrants	—	—	—	299	—	—	299
Issuance of common shares	35	—	—	351	—	—	351
Share-based compensation expense	—	—	—	774	—	—	774
Balance, March 31, 2024	17,214	$2	$(22,233)	$209,062	$(6,552)	$(20,968)	$159,311

Nine months ended March 31, 2023 and 2024
	Common shares		Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income / (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Amount
Balance, June 30, 2022	18,247	$2	$(3,406)	$197,785	$(4,562)	$(76,360)	$113,459
Net income	—	—	—	—	—	27,072	27,072
Foreign currency translation adjustment	—	—	—	—	(2,162)	—	(2,162)
Changes in fair value of cash flow hedges	—	—	—	—	769	—	769
Purchase of treasury shares	(18)	—	(276)	—	—	—	(276)
Provision for common stock warrants	—	—	—	856	—	—	856
Issuance of common shares	103	—	—	1,827	—	—	1,827
Forfeiture of restricted common shares	(68)	—	—	—	—	—	—
Share-based compensation expense	—	—	—	2,823	—	—	2,823
Balance, March 31, 2023	18,264	$2	$(3,682)	$203,291	$(5,955)	$(49,288)	$144,368

	Common shares		Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income / (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Amount
Balance, June 30, 2023	18,280	$2	$(3,682)	$204,734	$(6,312)	$(44,778)	$149,964
Net income	—	—	—	—	—	23,810	23,810
Foreign currency translation adjustment	—	—	—	—	(310)	—	(310)
Changes in fair value of cash flow hedges	—	—	—	—	70	—	70
Purchase of treasury shares	(1,125)	—	(18,551)	—	—	—	(18,551)
Provision for common stock warrants	—	—	—	893	—	—	893
Issuance of common shares	59	—	—	362	—	—	362
Share-based compensation expense	—	—	—	3,073	—	—	3,073
Balance, March 31, 2024	17,214	$2	$(22,233)	$209,062	$(6,552)	$(20,968)	$159,311

See accompanying notes to unaudited consolidated financial statements.

IBEX LIMITED AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Nine Months Ended March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$23,810	$27,072
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,853	13,933
Noncash lease expense	9,908	10,946
Warrant contra revenue	893	856
Deferred income tax	586	3,018
Share-based compensation expense	2,741	3,973
Allowance of expected credit losses	62	105
Impairment losses	1,257	—
Gain on sale of subsidiaries	—	(246)
Change in assets and liabilities:
Increase in accounts receivable	(16,941)	(17,846)
(Increase) / decrease in prepaid expenses and other current assets	(5,350)	2,242
Decrease in accounts payable and accrued liabilities	(2,336)	(6,077)
Decrease in deferred revenue	(1,098)	(2,721)
Decrease in operating lease liabilities	(9,907)	(10,831)
Net cash inflow from operating activities	18,478	24,424

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(6,635)	(15,231)
Cash outflow from sale of subsidiaries, net of cash received	—	(85)
Net cash outflow from investing activities	(6,635)	(15,316)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from line of credit	153	43,390
Repayments of line of credit	(205)	(54,541)
Repayment of debt	—	(3,795)
Proceeds from the exercise of options	362	1,827
Principal payments on finance leases	(342)	(353)
Purchase of treasury shares	(18,551)	(276)
Net cash outflow from financing activities	(18,583)	(13,748)
Effects of exchange rate difference on cash and cash equivalents	(24)	(515)
Net decrease in cash and cash equivalents	(6,764)	(5,155)
Cash and cash equivalents, beginning	57,429	48,831
Cash and cash equivalents, ending	$50,665	$43,676

Supplemental cash flow disclosures
Cash paid for interest	$339	$553
Cash paid for income taxes	$5,428	$2,927

Supplemental non-cash disclosures
Change in accounts payable related to fixed assets	$(786)	$(21)
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

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of presentation and principles of consolidation
The Company’s interim consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and include the financial results of all wholly-owned subsidiaries. When the Company does not have majority ownership in an entity but exerts significant influence over that entity, the Company accounts for the entity under the equity method of accounting. All intercompany balances and transactions have been eliminated in consolidation.

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

In the opinion of the Company, these unaudited consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of March 31, 2024, its results of operations, comprehensive income, and shareholders’ equity for the three and nine months ended March 31, 2024 and 2023, and cash flows for the nine months ended March 31, 2024 and 2023. The consolidated balance sheet as of June 30, 2023, was derived from the audited annual financial statements included in the Annual Report.
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

Property and equipment

Property and equipment and assets leased under financing leases are carried at cost at the acquisition date and are depreciated using the straight-line method over their estimated useful lives.

Property and equipment assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is assessed by a comparison of the carrying amount of the asset to the estimated future undiscounted net cash flows expected to be generated by the asset. If estimated future undiscounted net cash flows are less than the carrying value of the asset, an impairment loss is recognized to the extent its carrying value exceeds its estimated fair value.

During quarter ended March 31, 2024, we determined that the estimated fair value for certain assets at two of our delivery locations no longer exceeded their carrying value. The fair value of these assets was based on various assumptions including our ability to redeploy and utilize the assets at other sites. We recognized impairment losses related to leasehold improvements, furniture & fixtures, and computer equipment of $1.3 million during both the three and nine months ended March 31, 2024, which is included in selling, general and administrative expense in the consolidated statements of comprehensive income. There were no impairment closses recognized during the three and nine months ended March 31, 2023.

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

Cloud Computing Software Implementation Costs

The Company incurs costs to implement cloud computing arrangements that are hosted by a third-party vendor. In accordance with ASC 350-40, Goodwill and Other, Internal-Use Software, for cloud computing arrangements that meet the definition of a service contract, the Company capitalizes qualifying implementation costs incurred during the application development stage in other non-current assets. Capitalized costs are primarily comprised of third-party consulting fees, direct labor, and related expenses. Capitalization of these costs concludes once the project is substantially complete and the software is ready for the Company's intended use. Once available for its intended use, the capitalized costs will be amortized on a straight-line basis over the term of the associated hosting arrangement including periods covered by an option to extend, and are included in selling, general and administrative expenses in the consolidated statements of comprehensive income. Costs related to data conversion, overhead, general and administrative activities, and training are expensed as incurred. Post-configuration training and maintenance costs are expensed as incurred.

The Company capitalized $1.2 million and $2.4 million during the three and nine months ended March 31, 2024, respectively. There were no costs capitalized during the three and nine months ended March 31, 2023.
Other postemployment benefits

During the three and nine months ended March 31, 2024, the Company eliminated certain positions that it considered redundant and incurred approximately $1.5 million in severance costs, of which $1.3 million is recorded in selling, general and administrative expense and $0.2 million is recorded in cost of services in the consolidated statements of comprehensive income. As of March 31, 2024, $1.0 million was accrued and is expected to be paid by July 30, 2025.

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

In March 2024, the SEC issued its final climate disclosure rules, which require the disclosure of climate-related information in annual reports and registration statements. The rules require disclosure in the audited financial statements of certain effects of severe weather events and other natural conditions above certain financial thresholds, as well as amounts related to carbon offsets and renewable energy credits or certificates, if material. Disclosure requirements will begin phasing in for fiscal years beginning on or after January 1, 2025. On April 4, 2024, the SEC determined to voluntarily stay the final rules pending certain legal challenges. We are currently evaluating the impact of the new rules on the disclosures to our consolidated financial statements.

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

The Company generated approximately 97% of its revenue from clients based in the United States for both the three and nine months ended March 31, 2024, as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
($000s)	2024	2023	2024	2023
Revenue
United States	$122,822	$128,184	$372,612	$387,694
Other countries	3,973	3,373	11,426	10,993
Total	$126,795	$131,557	$384,038	$398,687

The following table presents the breakdown of the Company’s revenues by geographical location, based on where the services are provided:

	Three Months Ended March 31,		Nine Months Ended March 31,
($000s)	2024	2023	2024	2023
Revenue
Onshore (United States)	$30,748	$37,264	$92,195	$112,864
Offshore (Philippines, Pakistan)	60,840	56,242	183,109	166,690
Nearshore (Jamaica, Nicaragua, Honduras)	35,207	38,051	108,734	119,133
Total	$126,795	$131,557	$384,038	$398,687

The following table presents the breakdown of the Company’s revenue by pattern of revenue recognition:

	Three Months Ended March 31,		Nine Months Ended March 31,
($000s)	2024	2023	2024	2023
Pattern of Revenue recognition
Services transferred over time	$120,029	$124,001	$360,168	$373,869
Services transferred at a point in time	6,766	7,556	23,870	24,818
Total	$126,795	$131,557	$384,038	$398,687

The movement in the Company's deferred revenue is as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
($000s)	2024	2023	2024	2023
Beginning balance	$8,097	$9,688	$7,796	$12,593
Revenue recognized	(2,368)	(1,840)	(7,301)	(9,789)
Revenue deferred	969	2,024	6,203	7,068
Ending balance	$6,698	$9,872	$6,698	$9,872

3.ACCOUNTS RECEIVABLE AND SIGNIFICANT CLIENTS
Accounts receivable, net in the accompanying consolidated balance sheets consists of the following:

	March 31,	June 30,
($000s)	2024	2023
Accounts receivable	$103,424	$86,484
Less: Allowance for credit losses	(107)	(120)
Accounts receivable, net	$103,317	$86,364

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

Activity in the Company’s allowance for credit losses consists of the following:

	Three Months Ended March 31,		Nine Months Ended March 31,
($000s)	2024	2023	2024	2023
Beginning balance	$117	$424	$120	$1,290
Provision for credit losses	69	17	93	155
Reversal of provision for credit losses	(13)	(29)	(31)	(50)
Uncollectible receivables written off	(67)	(4)	(78)	(955)
Effect of foreign exchange	1	(37)	3	(69)
Ending balance	$107	$371	$107	$371

Significant Client

During the nine months ended March 31, 2024 and 2023, the Company had one client that contributed approximately 12.8% and 13.0% of total revenue, respectively.

To limit the Company’s credit risk with its clients, management regularly monitors the aging of customer receivables, maintains allowances for credit losses and may require prepayment for services from certain clients. Based on currently available information, management does not believe significant credit risk exists as of March 31, 2024.

4.LEASES

The Company has operating lease obligations primarily for our delivery centers and finance lease obligations primarily for vehicles and other equipment. Leases typically have initial terms of two to fifteen years, and may include renewal options if the Company is reasonably certain to exercise such options.

The components of lease cost are as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
($000s)	2024	2023	2024	2023
Operating lease cost:
Operating lease cost	$5,045	$5,487	$14,923	$16,360
Variable lease cost	787	1,043	2,353	3,244
Total operating lease cost	$5,832	$6,530	$17,276	$19,604

Finance lease cost:
Amortization of right of use assets	$147	$85	$361	$254
Interest on lease liabilities	64	32	154	75
Total finance lease cost	$211	$117	$515	$329

The following table presents supplemental balance sheet information related to leases:

	March 31,	June 30,
($000s)	2024	2023
Operating lease assets	$62,157	$70,919

Operating lease liabilities, current	13,073	13,036
Operating lease liabilities, non-current	55,660	64,854
Total operating lease liabilities	$68,733	$77,890

Finance lease assets, net	$1,339	$929

Finance lease liabilities, current	585	361
Finance lease liabilities, non-current	820	600
Total finance lease liabilities	$1,405	$961

The following table presents supplemental cash flow information related to leases:

	Nine Months Ended March 31,
($000s)	2024	2023
Cash paid for amounts included in the measurement of lease liabilities	$9,907	$10,831
Operating cash flows paid for interest portion of finance leases	154	75
Financing cash flows paid for principal portion of finance leases	342	353

The following table presents supplemental noncash information related to leases:

	Nine Months Ended March 31,
($000s)	2024	2023
Right-of-use assets obtained in exchange for lease obligations
Operating leases	$4,684	$11,174
Finance leases	$753	$726
Reduction due to reassessment of lease renewal options
Right-of-use assets	$(3,656)	$—
Operating lease liabilities	$(3,689)	$—

	March 31,	June 30,
	2024	2023
Weighted average remaining lease term (in years)
Operating leases	5.2	5.7
Finance leases	2.3	2.6

Weighted average discount rate
Operating leases	10.3%	9.2%
Finance leases	21.6%	13.4%

The following table presents the maturities of our lease liabilities as of March 31, 2024:

($000s)	Operating Leases	Finance Leases
2024-remainder of year	$4,951	$213
2025	17,692	786
2026	16,340	570
2027	16,114	201
2028	13,257	—
Thereafter	22,097	—
Total undiscounted lease payments	90,451	1,770
Less: liability accretion	(21,718)	(365)
Total lease liabilities	$68,733	$1,405

5.DERIVATIVES
Cash flow hedges
Interest rate swap
In March 2020, the Company entered into a three-year $15 million notional floating to fixed interest rate swap to hedge the interest rate risk on the first $15 million of the balance outstanding under our $80 million revolving credit facility (as amended, the "PNC Credit Facility") with PNC Bank, N.A. ("PNC"). At the time the hedge was executed, all critical terms matched between the hedge and the hedged item. Hedge effectiveness was assessed prospectively at inception, and on an ongoing basis by confirming that the critical terms continue to match. Any hedge ineffectiveness is recorded in interest expense in the consolidated statements of comprehensive income. For the three and nine months ended March 31, 2023, there was no hedge ineffectiveness. The hedge expired in March 2023 and was not replaced.
Foreign exchange contracts
From time to time, the Company enters into foreign currency exchange contracts, consisting of offsetting foreign exchange option contracts (“collars”), to mitigate foreign exchange fluctuations on the Philippine Peso (“PHP”) within a certain range and on a certain percentage of its PHP operating costs. The collars are designated as cash flow hedges upon inception, in accordance with ASC 815, in order to match the financial results of the hedges with the forecasted transactions. These contracts cover periods commensurate with the expected exposure, generally three to twelve months. We execute our contracts with our primary banking partner, PNC. The Company has not experienced any material issues related to derivative counterparty defaults.
The following tables show the notional amount and fair value of our foreign exchange cash flow hedging instruments as of March 31, 2024 and June 30, 2023:

Settlement date	Hedged currency	Foreign currency rate	Notional amount ($000s)	Fair Value ($000s)
Foreign currency option contracts - liabilities
April 8, 2024 through December 19, 2024	PHP	53.50 - 57.60	$19,759
Fair value as of June 30, 2023				$100
Fair value as of March 31, 2024				$95
The fair value of the collars is included in accounts payable and accrued liabilities in the consolidated balance sheets.
Changes in the fair value of derivatives that are designated and qualify as cash flow hedges are recognized in accumulated other comprehensive income ("AOCI"). Amounts previously recognized in AOCI are reclassified to cost of services in the periods in which the hedged expenses occur.

Refer to Note 12. "Stockholders' Equity" for further details on the change in fair value of our cash flow hedges and the net gain or loss reclassified to earnings from effective hedges during the three and nine months ended March 31, 2024 and 2023.

6.DEBT
Debt consists of the following:

	March 31,	June 30,
($000s)	2024	2023
Debt
PNC Credit Facility	$—	$52
Finance leases	1,405	961
Total debt	$1,405	$1,013
Less: Current maturities of long-term debt and finance leases	(585)	(413)
Total long-term debt	$820	$600
As of March 31, 2024, the Company had $80.0 million of borrowing available under the PNC Credit Facility based on eligible collateral.

The PNC Credit Facility contains certain financial, operating, and other covenants, including, among other things, covenants restricting additional borrowings, paying any dividends and making certain investments. The Company was in compliance with all debt covenants as of March 31, 2024.
On May 6, 2024, the Company's subsidiaries, Ibex Global Solutions, Inc., Digital Globe Services, LLC, TelSatOnline, LLC, 7 Degrees, LLC, and iSky, LLC (collectively the "Ibex US Entities") entered into the Seventeenth Amendment to the Revolving Credit and Security Agreement and Consent (the "Amendment") with PNC Bank, National Association ("PNC"). The Amendment provides PNC's consent to the assignment of certain customer contracts (the "Contract Assignments") by the Ibex US Entities to the Company's subsidiary, Ibex Global FZ-LLC, provided that (i) the contract revenues associated with such Contract Assignments, upon the effectiveness of such Contract Assignments, shall not in the aggregate be greater than $175 million and (ii) the Ibex US Entities comply with additional reporting requirements.

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
As of March 31, 2024 and June 30, 2023, 1,171,812 and 1,004,410 warrant shares were vested, respectively. To date, the warrant has not been exercised, expired or cancelled.
The Company recorded contra revenue of approximately $0.3 million and $0.9 million, respectively, during the three and nine months ended March 31, 2024 and 2023, respectively.

9.SHARE BASED COMPENSATION
Share-based compensation expense
The following tables summarize the components of share-based compensation expense recognized in the Company’s consolidated statements of comprehensive income, both by line item and by plan:

	Three Months Ended March 31,		Nine Months Ended March 31,
($000s)	2024	2023	2024	2023
Cost of services	$(62)	$(3)	$7	$380
Selling, general and administrative	528	1,321	2,734	3,593
Total share-based compensation expense	$466	$1,318	$2,741	$3,973

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
Phantom Stock Plans	$(308)	$7	$(332)	$1,150
2018 Restricted Stock Award Plan	—	—	—	(7)
2020 Long term Incentive Plan	774	1,311	3,073	2,830
Total share-based compensation expense	$466	$1,318	$2,741	$3,973

As of March 31, 2024, there was $6.7 million of total unrecognized compensation expense related to non-vested share-based awards, which is expected to be recognized over a weighted-average period of 3.23 years.
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
The following is a summary of the Company’s fair value measurements on a recurring basis as of March 31, 2024 and June 30, 2023:

As of March 31, 2024	Fair Value Measurements Using
($000s)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities
Cash flow hedge - foreign currency collars, net	$—	$95	$—
Phantom stock options	$—	$834	$—
Total liabilities	$—	$929	$—

As of June 30, 2023	Fair Value Measurements Using
($000s)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities
Cash flow hedge - foreign currency collars, net	$—	$100	$—
Phantom stock options	$—	$1,173	$—
Total liabilities	$—	$1,273	$—

These balances are included in accounts payable and accrued liabilities and other non-current liabilities in the consolidated balance sheets.
There were no transfers between the different hierarchy levels in the three and nine months ended March 31, 2024 and 2023.

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
The Company’s income tax provision includes the results of the Company’s U.S. operations and its various foreign operations including subsidiaries based in the United Kingdom, European Union, Canada, Jamaica, Nicaragua, Pakistan, Senegal, Honduras, and the Philippines. Historically, the Company’s Bermuda-based companies are not subject to income tax as there was no corporate income tax in Bermuda. On December 27, 2023 the Bermuda Corporate Income Tax Act 2023 was passed which provides for a 15% corporate tax rate beginning on or after January 1, 2025 for companies with revenue in excess of 750 million Euros. The Company is evaluating the impact of this legislation, but it does not anticipate that it will have a material impact on the Company’s operations.
The Company recorded provision for income taxes of $1.3 million and $3.9 million in the three and nine months ended March 31, 2024, respectively. The effective tax rate was 11.0% and 14.2% for the three and nine months ended March 31, 2024, respectively. The Company recorded provision for income taxes of $1.9 million and $4.9 million in the three and nine months ended March 31, 2023, respectively. The effective tax rate was 14.2% and 15.4% for the three and nine months ended March 31, 2023, respectively. The changes in effective tax rates between these periods was primarily attributable to changes in revenue mix across our taxable jurisdictions and discrete items recorded in the quarter.
The difference between the effective tax rate and the 21% federal statutory rate in the three and nine months ended March 31, 2024 was primarily due to "Tax Holidays" in certain countries in which we operate and the distribution of taxable income in countries with differing tax rates. We have been granted Tax Holidays as an incentive to attract foreign investment by the governments of Nicaragua, Pakistan, Honduras, Jamaica, and certain qualifying locations in the Philippines. Generally, a Tax Holiday is an agreement between us and a foreign government under which we receive certain tax benefits in that country.

The aggregate reduction in income tax expense due to the above Tax Holidays were $0.8 million and $3.4 million for the three and nine months ended March 31, 2024, respectively. The aggregate reduction in income tax expense per diluted share was $0.04 and $0.18 for the three and nine months ended March 31, 2024, respectively. The aggregate reduction in income tax expense due to the above Tax Holidays were $1.0 million and $2.8 million for the three and nine months ended March 31, 2023, respectively. The aggregate reduction in income tax expense per diluted share was $0.05 and $0.15 for the three and nine months ended March 31, 2023, respectively.
As of March 31, 2024, we had no unrecognized tax positions and do not expect changes to our uncertain tax positions within the next 12 months.

In April 2024, one of our foreign jurisdictions received an assessment relating to a fiscal year 2020 audit. Based on the Company's analysis, we have not recorded any of the assessment amount as an unrecognized tax benefit liability as management has determined that the entire amount is contestable and subject to dispute. Management is challenging the assessment.
12.STOCKHOLDERS’ EQUITY

AOCI
The following table presents changes by component for the three months ended March 31, 2024 and 2023:

($000s)	Foreign Currency Translation Adjustment	Derivative Valuation	Defined Benefit Plan	Total
Balance as of December 31, 2022	$(5,149)	$(86)	$103	$(5,132)
Foreign currency translation	(1,039)	—	—	(1,039)
Unrealized gain on cash flow hedges	—	188	—	188
Reclassifications to earnings	—	28	—	28
Balance as of March 31, 2023	$(6,188)	$130	$103	$(5,955)

($000s)	Foreign Currency Translation Adjustment	Derivative Valuation	Defined Benefit Plan	Total
Balance as of December 31, 2023	$(6,282)	$77	$72	$(6,133)
Foreign currency translation	(288)	—	—	(288)
Unrealized loss on cash flow hedges	—	(165)	—	(165)
Reclassifications to earnings	—	34	—	34
Balance as of March 31, 2024	$(6,570)	$(54)	$72	$(6,552)

The following table presents changes by component for the nine months ended March 31, 2024 and 2023:

($000s)	Foreign Currency Translation Adjustment	Derivative Valuation	Defined Benefit Plan	Total
Balance as of June 30, 2022	$(4,026)	$(639)	$103	$(4,562)
Foreign currency translation	(2,162)	—	—	(2,162)
Unrealized loss on cash flow hedges	—	(299)	—	(299)
Reclassifications to earnings	—	1,068	—	1,068
Balance as of March 31, 2023	$(6,188)	$130	$103	$(5,955)

($000s)	Foreign Currency Translation Adjustment	Derivative Valuation	Defined Benefit Plan	Total
Balance as of June 30, 2023	$(6,260)	$(124)	$72	$(6,312)
Foreign currency translation	(310)	—	—	(310)
Unrealized loss on cash flow hedges	—	(35)	—	(35)
Reclassifications to earnings	—	105	—	105
Balance as of March 31, 2024	$(6,570)	$(54)	$72	$(6,552)

Share buyback

On September 18, 2023, the Company announced that the board of directors (the "Board") had authorized a share repurchase program under which the Company may repurchase up to $30 million of its shares over the next six months beginning September 18, 2023 (the “Share Repurchase Program”). During the three and nine months ended March 31, 2024, we repurchased 501,549 and 1,124,876 shares of our common shares under the Share Repurchase Program for $8.1 million and $18.6 million, respectively, which the Company funded with available cash. The Share Repurchase Program expired on March 18, 2024.

During the nine months ended March 31, 2023, we repurchased 17,558 shares of our common shares under our previous share repurchase program for $0.3 million. The previous share repurchase program was announced in December 2021 and expired a year later.

13.WEIGHTED AVERAGE SHARE COUNTS
The following table sets forth the components of the computation from basic to diluted earnings per share for net income for the three and nine months ended March 31, 2024 and 2023:

	Three Months Ended March 31,		Nine Months Ended March 31,
(000s)	2024	2023	2024	2023
Shares used in basic earnings per share calculation	17,468	18,230	17,880	18,179
Effect of dilutive securities:
Employee share-based compensation	70	293	92	210
Warrant	498	542	486	472
Total effects of dilutive securities	568	835	578	682
Shares used in dilutive earnings per share calculation	18,036	19,065	18,458	18,861

Shares considered anti-dilutive using the treasury method	(565)	(272)	(555)	(354)

14.RELATED PARTY TRANSACTIONS
The Company has agreements with multiple companies under the control of our controlling shareholder, TRGI, and with companies which have common directors with us, in the normal course of business. These transactions were executed on mutually agreed terms and include contact center services, back office support services and an office lease. During the three and nine months ended March 31, 2024, the Company recognized revenue of $0.02 million and $0.04 million, respectively, with these related parties. During the three and nine months ended March 31, 2023, the Company recognized revenue of $0.01 million and $0.04 million, respectively, with these related parties. As of March 31, 2024 and June 30, 2023, the Company had accounts receivable of $0.2 million and $0.04 million, respectively, and accounts payable of $0.06 million and $2.3 million, respectively, with these related parties.

15.INVESTMENT IN JOINT VENTURE
The Company has an investment in Lake Ball, LLC to procure and sell commercial leads for its customers. The Company’s ownership interest is 47.5% and is accounted for under the equity method. The Company’s investment of $0.4 million at March 31, 2024 and June 30, 2023, respectively, is included in other non-current assets in the consolidated balance sheets, while net earnings from the joint venture is included in selling, general and administrative expense in the consolidated statements of comprehensive income.

The table below presents our investment in the joint venture:

	Three Months Ended March 31,		Nine Months Ended March 31,
($000s)	2024	2023	2024	2023
Beginning balance	$370	$380	$372	$382
Dividends received	(322)	(280)	(849)	(607)
Share of profit	382	276	907	601
Ending balance	$430	$376	$430	$376

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
This Form 10-Q includes certain historical consolidated financial and other data for IBEX Limited (“ibex,” “we,” “us,” “our” or the “Company”). The following discussion provides a narrative of our financial condition and results of operations for the three and nine months ended March 31, 2024 compared to the three and nine months ended March 31, 2023.
Overview

ibex delivers innovative business process outsourcing (“BPO”), smart digital marketing, online acquisition technology, and end-to-end customer engagement solutions to help companies acquire, engage, and retain valuable customers. Today, ibex operates a global CX delivery center model consisting of 29 delivery centers around the world, while deploying next-generation technology to drive superior customer experiences for many of the world’s leading companies across various verticals, including Retail & E-commerce, HealthTech, FinTech, Utilities and Logistics. ibex leverages its diverse global team of approximately 30,000 employees together with industry-leading technology, including its Wave iX platform, to manage customer interactions on behalf of our clients, driving a truly differentiated customer experience.
Business Highlights

During the third quarter of our fiscal year ending June 30, 2024, the Company continued to deliver a solid financial performance, in particular, growth in our digital first solutions with leading clients in our Retail & E-commerce and Travel, Transportation & Logistics verticals. We closed two sites during the quarter to optimize utilization in our onshore and nearshore geographies. Despite macroeconomic conditions impacting our historical growth trends, as well as the unfavorable impact on our revenue from shifting mix from onshore to offshore geographies, the business performed well in several important areas, including profitability and new client wins with key clients in strategic verticals. As expected, our new sales pipeline and wins have picked up pace, with fifteen new clients during the nine months ended March 31, 2024 versus eight in the prior year period.
Recent Financial Highlights

The Company delivered revenues of $126.8 million during the three months ended March 31, 2024, a 3.6% decline compared to same quarter in the prior year, largely due to the year over year shift of delivery from onshore to higher margin offshore regions, macroeconomic conditions, and external factors impacting the FinTech and Telecommunications verticals, partially offset by revenue increases in the Retail & E-commerce and Travel, Transportation & Logistics verticals. Net income during the three months ended March 31, 2024 was $10.3 million, a decrease of 8.6% from $11.3 million during the same quarter in the prior year. Fully diluted earnings per share for the three months ended March 31, 2024 of $0.57, a decrease of 3% from $0.59 per share during the same quarter in the prior year.

The Company delivered revenues of $384.0 million during the nine months ended March 31, 2024, a 3.7% decline compared to same period in the prior year, largely due to aforementioned factors and macroeconomic conditions. Net income during the nine months ended March 31, 2024 was $23.8 million, a decrease of 12.0% from $27.1 million during the same period in the prior year. The decrease in net income was primarily driven by lower revenue, including training revenue recognized, impairment losses and severance costs related to our continued optimization efforts, and planned investments in our technology, sales and marketing, and client service functions as we continue to focus on revenue growth. Fully diluted earnings per share for the nine months ended March 31, 2024 was $1.29, a decrease of 10% from $1.44 per share during the same period in the prior year.
Trends and Factors Affecting our Performance
There are a number of key trends and factors that have affected and may affect our results of operations.
Macroeconomic Trends

Macroeconomic factors, including but not limited to, increasing inflation and interest rates, global economic and geopolitical uncertainty, changes in foreign currency exchange rates, and the impact that these factors are having on our clients and their customers, have also impacted our financial results during the nine months ended March 31, 2024. Some of our customers have increased their focus on cost reduction, resulting in decisions to shift work from onshore sites to offshore sites, which has contributed to a modest decline in revenue during the nine months ended March 31, 2024 when compared to the same period in the prior year. We expect that these factors will continue to impact our operations in the near term; however, we also believe that they present opportunities with both new and existing clients, as companies maintain a focus on cost reduction.

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

We are moving aggressively to develop the “Next wave of Wave iX” by leveraging generative AI in our business. We introduced WaveiX on January 30, 2024. We have created our three-pronged AI strategy, which continues to keep ibex at the forefront of digital transformation. Our solutions are focused on increasing agent productivity, providing deeper customer insights to elevate the customer experience and putting AI in front of the customer journey with voice and chat bots. We believe we are well positioned to leverage our leadership position in adopting new technology in the CX sector and to create significant value for our clients through the application of AI. More information on the risks related to the adoption of AI is described in Part 1. Item 1A of the Annual Report.

Client’s Underlying Business Performance

Demand for customer interaction services reflects a client’s underlying business performance and priorities. Growth in a client’s business often results in increased demand for our customer engagement solutions. Conversely, a decline in a client’s business generally results in a decrease in demand for our customer engagement solutions, shifting volume to lower cost geographies, and potential increases in demand for our customer acquisition and expansion solutions. The correlation between business performance and demand for outsourced customer interaction solutions can therefore be complex, and depends upon several factors, such as industry consolidation, client investments in growth, and overall macroeconomic environment, all of which can result in short term revenue volatility for providers. Demand during the nine months ended March 31, 2024 was constrained when compared to the same period in the prior year, due in large part to the aforementioned macroeconomic conditions.

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
As demand for delivery locations has continued to shift towards lower cost geographies during the nine months ended March 31, 2024, we have continued to fill the additional capacity in our offshore region and expect this capacity to be absorbed quickly as clients and prospective clients look to relocate work to cost advantageous markets in the near term. We continue to realize cost savings as we optimize the number of onshore and nearshore delivery centers.
Labor Costs

When compensation levels of our employees increase, we may not be able to pass on such increased costs to our clients or do so on a timely basis, which tends to depress our operating profit margins if we cannot generate sufficient offsetting productivity gains. During the nine months ended March 31, 2024, we continued to see increasing wage pressure in all of our geographies, in part brought on by the current global inflation and labor shortage, which is increasing competition for contact center agents from other sectors of the economy. During the nine months ended March 31, 2024, we have offset some of these wage increases with higher agent quality and increased productivity, higher agent retention, and increased client prices under contractual cost of living adjustments (“COLA”). Furthermore, our overall labor cost as a percentage of revenue is impacted by the aforementioned shift in delivery location from onshore delivery centers to offshore centers.
Delivery Location

We generate greater profit margins from our work carried out by agents located in offshore and nearshore geographies compared to our work carried out from onshore locations in the United States. As a result, our operating margins are influenced by the proportion of our work delivered from these higher margin locations. Over time we have expanded and further diversified our delivery network by adding facilities in these locations, offering a significant relative cost advantage. Our percentage of workstations in nearshore and offshore centers is approximately 95% as of March 31, 2024. We regularly evaluate new markets to continue to service our clients.
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

Sales Cycles and New Client Wins

We have a strong track record of winning key new client accounts and as a result of our land and expand strategy, we have been successful in winning an increasing number of new client engagements, and subsequently increasing our revenues with these clients period over period. Historically, our in-year new client wins have generated 2.5x to 3.0x revenue in the second and third years of the engagement. However, in the slowing economic environment, our sales cycles were lengthening in fiscal year 2023 and the first two quarters of fiscal year 2024. We have seen sales activity pick up pace in the third quarter of fiscal year 2024.
Client Concentration
During the nine months ended March 31, 2024, our largest client accounted for 13%, while our three largest clients accounted for 29% of our consolidated revenues. We believe client diversification is an important attribute in a challenging market.

Seasonality

Our business performance is subject to seasonal fluctuations. These seasonal effects cause differences in revenues and expenses among the various quarters of any financial year, which means that the individual quarters should not be directly compared with each other or be used to predict annual financial results.

Pricing
Our revenues are dependent upon both volumes and unit pricing for our services. Client pricing is often expressed in terms of a base price per minute or hour as well as, in limited cases, with bonuses and occasionally penalties depending upon our achievement of certain client objectives. During the fiscal year ended June 30, 2023 and the nine months ended March 31, 2024, the tightening in the global labor market and corresponding wage inflation, as well as increasing facilities expenses has resulted in us pursuing and successfully negotiating price increases or COLA with many of our clients.
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
Results of Operations
The following summarizes the results of our operations for the three and nine months ended March 31, 2024 and 2023:

	Three Months Ended March 31,		Nine Months Ended March 31,
($000s)	2024	2023	2024	2023
Revenue	$126,795	$131,557	$384,038	$398,687

Cost of services	87,083	91,693	271,163	287,636
Selling, general and administrative	23,565	22,139	71,462	64,946
Depreciation and amortization	4,865	4,674	14,853	13,933
Income from operations	$11,282	$13,051	$26,560	$32,172

Interest income	431	205	1,529	391
Interest expense	(124)	(105)	(339)	(553)
Income before income taxes	$11,589	$13,151	$27,750	$32,010

Provision for income tax expense	(1,279)	(1,872)	(3,940)	(4,938)
Net income	$10,310	$11,279	$23,810	$27,072
Three Months Ended March 31, 2024 and 2023
Revenue

Our revenue was $126.8 million during the three months ended March 31, 2024, a decrease of $4.8 million, or 3.6%, compared to the prior year quarter. This decrease was primarily driven by macroeconomic factors impacting the FinTech and Telecommunications verticals, which decreased $7.0 million or 28.7%, and $3.6 million or 16.7%, respectively, from the comparative period. These decreases were partially offset by increases in the Retail & E-commerce vertical of $2.7 million, or 9.3%, and Travel, Transportation & Logistics vertical of $2.5 million, or 17.7% from the comparative period.

As a percentage of total revenue, the revenue from our Retail & E-commerce vertical increased to 24.9% during the three months ended March 31, 2024 compared to 22.0%, and the revenue from our Travel, Transportation & Logistics vertical increased to 13.1% compared to 10.7% during the prior year quarter. Conversely, the revenue from our FinTech vertical decreased to 13.7% compared to 18.5%, and the revenue from our Telecommunications vertical decreased to 14.0% compared to 16.2% during the prior year quarter.
Operating Expenses

Cost of services
Cost of services was $87.1 million during the three months ended March 31, 2024, a decrease of $4.6 million, or 5.0%, compared to the prior year quarter. The decrease in cost of services was primarily due to decreases in payroll and related costs, facilities, telecom, reseller commissions and lead costs, and printing and production related expenses.
Payroll and related costs were $67.2 million during the three months ended March 31, 2024, a decrease of $3.2 million, or 4.5%, compared to the prior year quarter. As a percent of revenue, payroll cost decreased to 53.0% during the three months ended March 31, 2024 compared to 53.5% during the prior year quarter, reflecting the continuing trend of shifting volume to lower cost regions.
Facilities expenses, including rent and utilities, were $12.2 million during the three months ended March 31, 2024, a decrease of $0.7 million, or 5.7%, compared to the prior year quarter. Telecom, reseller commissions and lead costs, and local transportation and other site related expenses were $6.0 million during the three months ended March 31, 2024, a decrease of $0.7 million, or 10.6%, compared to the prior year quarter. These decreases were primarily due to the site optimization efforts completed in the fourth quarter of fiscal year 2023.
Selling, general and administrative expense (“SG&A”)

SG&A expense was $23.6 million during the three months ended March 31, 2024, an increase of $1.4 million, or 6.4%, compared to the prior year quarter. The increase in SG&A expense was primarily due to impairment losses, severance costs, and IT expenses, partially offset by decreases in variable compensation, travel, and shared-based compensation expense.

During the three months ended March 31, 2024, the Company eliminated certain positions that it considered redundant and incurred approximately $1.3 million in severance costs. We also determined that the estimated fair value for certain assets at two of our delivery locations no longer exceeded their carrying value, and recorded impairment losses of $1.3 million during the three months ended March 31, 2024. IT expenses increased $0.3 million due to continued investments in core business management systems. These increases were partially offset by decreases in variable compensation, travel, and share-based compensation expense.
Depreciation and amortization expense (“D&A”)
D&A expense was $4.9 million during the three months ended March 31, 2024, an increase of $0.2 million or 4.1% compared to the prior year quarter. As a percentage of revenue, depreciation and amortization expense increased to 3.8% during the three months ended March 31, 2024 compared to 3.6% in the comparative period.
Income from operations
Income from operations was $11.3 million during the three months ended March 31, 2024 compared to $13.1 million compared to the prior year quarter. The operating margin was 8.9% for three months ended March 31, 2024, down from 9.9% for the three months ended March 31, 2023. The decrease was primarily driven by lower revenue and the impairment losses and severance costs, partially offset by lower facilities costs, variable compensation, travel, and share-based compensation expense.
Interest income

Interest income during the three months ended March 31, 2024 was $0.4 million compared to $0.2 million for the three months ended March 31, 2023 as income on invested funds increased compared to the prior year quarter.

Interest expense

Interest expense during the three months ended March 31, 2024 was $0.1 million, consistent with the prior year quarter.
Provision for Income Taxes

Income tax expense was $1.3 million during three months ended March 31, 2024, a decrease of $0.6 million when compared with the same period of the prior year, primarily due to lower pre-tax income and a lower effective tax rate in the current year. The effective tax rate was 11.0% and 14.2% for the three months ended March 31, 2024 and 2023, respectively. The changes in effective tax rates between these periods was primarily attributable to changes in revenue mix across our taxable jurisdictions and discrete items recorded in the quarter.
Nine Months Ended March 31, 2024 and 2023
Revenue

Our revenue was $384.0 million during the nine months ended March 31, 2024, a decrease of $14.6 million, or 3.7%, compared to the same prior year period. This decrease was primarily driven by macroeconomic factors impacting the FinTech and Telecommunications verticals, which decreased $22.6 million or 29.5%, and $8.3 million or 12.4%, respectively, from the comparative period. These decreases were partially offset by increases in the HealthTech vertical of $6.3 million, or 14.6%, Retail & E-commerce vertical of $5.6 million, or 6.0%, and Travel, Transportation & Logistics vertical of $3.2 million, or 6.9%, from the comparative period.

As a percentage of total revenue, the revenue from our Retail & E-commerce vertical increased to 25.8% during the nine months ended March 31, 2024 compared to 23.5%, the revenue from our HealthTech vertical increased to 12.9% compared to 10.8%, and the revenue from our Travel, Transportation & Logistics vertical increased to 13.0% compared to 11.7% during the same prior year period. Conversely, the revenue from our FinTech vertical decreased to 14.0% compared to 19.2%, and the revenue from our Telecommunications vertical decreased to 15.2% compared to 16.7% during the same prior year period.
Operating Expenses

Cost of services
Cost of services was $271.2 million during the nine months ended March 31, 2024, a decrease of $16.5 million, or 5.7%, compared to the same prior year period. The decrease in cost of services was primarily due to decreases in payroll and related costs, facilities, telecom, local transportation and other site related expenses, partially offset by an increase in reseller commissions and lead expenses.
Payroll and related costs were $208.4 million during the nine months ended March 31, 2024, a decrease of $13.4 million, or 6.0%, compared to the same prior year period. As a percent of revenue, payroll costs decreased to 54.3% during the nine months ended March 31, 2024 compared to 55.6% during the same period in the prior year reflecting the continuing trend of shifting volume to lower cost regions.

Facilities expenses, including rent and utilities, were $37.7 million during nine months ended March 31, 2024, a decrease of $1.8 million, or 4.6%, compared to the same period in the prior year. Telecom, local transportation and other site related expenses were $10.9 million during the nine months ended March 31, 2024, a decrease of $1.9 million, or 14.7%, compared to the same period in the prior year. These decreases were primarily due to the site optimization efforts completed in the fourth quarter of fiscal year 2023.
Lead expenses were $9.2 million during the nine months ended March 31, 2024, an increase of $0.7 million, or 8.7%, compared to the same period in the prior year. These increases were primarily due to increases in the utilization of our third-party affiliates for inbound inquiries as well as search engine costs in connection with our digital sales and marketing efforts, which may continue throughout the remainder of fiscal year 2024.

Selling, general and administrative expense (“SG&A”)

SG&A expense was $71.5 million during the nine months ended March 31, 2024, an increase of $6.5 million, or 10.0%, compared to the same period in the prior year. The increase in SG&A expense was primarily due to impairment losses, increases in payroll and related costs (including severance), IT expenses, legal and professional fees, and facilities expenses, partially offset by decreases in share-based compensation expense.

The increase in payroll and related costs of $2.9 million was primarily driven by severance costs of $1.3 million related to the elimination of certain positions that we considered redundant, and investments in our technology, sales and marketing, and client service teams as we continue to focus on revenue growth. IT expenses increased $1.5 million due to continued investments in cybersecurity and core business management systems. The increase in legal and professional fees of $0.9 million was primarily related to strategic projects and higher compliance expenses. Facilities expense, including rent and utilities, increased by $0.6 million as the business continues to expand in our offshore region. During the nine months ended March 31, 2024, we determined that the estimated fair value for certain assets at two of our delivery centers no longer exceeded their carrying value, and recorded impairment losses of $1.3 million. These increases were partially offset by decreases in share-based compensation expense.
Depreciation and amortization expense (“D&A”)
D&A expense was $14.9 million during the nine months ended March 31, 2024, an increase of $0.9 million or 6.6%, compared to the same prior year period. As a percentage of revenue, depreciation and amortization expense increased to 3.9% during nine months ended March 31, 2024 compared to 3.5% in the comparative period.
Income from operations

Income from operations was $26.6 million during the nine months ended March 31, 2024 compared to $32.2 million compared to the same period in the prior year. The operating margin was 6.9% for nine months ended March 31, 2024, down from to 8.1% for the nine months ended March 31, 2023. The decrease was primarily driven by lower revenue, impairment losses, severance costs, and planned investments in our technology, sales and marketing, and client service functions as we continue to focus on revenue growth, partially offset by lower share-based compensation expense.

Interest income

Interest income during the nine months ended March 31, 2024 was $1.5 million compared to $0.4 million for the nine months ended March 31, 2023 as income on invested funds increased compared to the same period in the prior year.

Interest expense

Interest expense during the nine months ended March 31, 2024 was $0.3 million, down from $0.6 million during the nine months ended March 31, 2023 driven by lower borrowings.
Provision for Income Taxes

Income tax expense was $3.9 million during nine months ended March 31, 2024, a decrease of $1.0 million when compared with the same period in the prior year, primarily due to lower pre-tax income and a lower effective tax rate in the current year. The effective tax rate was 14.2% and 15.4% for the nine months ended March 31, 2024 and 2023, respectively. The changes in effective tax rates between these periods was primarily attributable to changes in revenue mix across our taxable jurisdictions and discrete items recorded in the quarter.

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
Adjusted net income and adjusted earnings per share
Adjusted net income is a non-GAAP profitability measure that represents net income before the effect of the following items: non-recurring expenses (including legal and settlement costs), severance costs, impairment losses, warrant contra revenue, foreign currency gains and losses, gain on sale of subsidiaries, and share-based compensation expense, net of the tax impact of such adjustments. We define adjusted earnings per share as adjusted net income divided by weighted average diluted shares outstanding.
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

The following table provides a reconciliation of net income and net income margin to adjusted net income and adjusted net income margin, and diluted earnings per share to adjusted earnings per share for the periods presented:

($000s, except per share amounts)	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
Net income	$10,310	$11,279	$23,810	$27,072
Net income margin	8.1%	8.6%	6.2%	6.8%

Non-recurring expenses	—	84	—	876
Severance costs	1,506	—	1,506	—
Impairment losses	1,257	—	1,257	—
Warrant contra revenue	299	260	893	856
Foreign currency gains	(471)	(325)	(571)	(422)
Gain on sale of subsidiaries	—	(246)	—	(246)
Share-based compensation expense	466	1,318	2,741	3,973
Total adjustments	$3,057	$1,091	$5,826	$5,037
Tax impact of adjustments[1]	(809)	(696)	(1,480)	(1,406)
Adjusted net income	$12,558	$11,674	$28,156	$30,703
Adjusted net income margin	9.9%	8.9%	7.3%	7.7%

Diluted earnings per share	$0.57	$0.59	$1.29	$1.44
Per share impact of adjustments to net income	0.12	0.02	0.24	0.19
Adjusted earnings per share	$0.70	$0.61	$1.53	$1.63

Weighted average diluted shares outstanding	18,036	19,065	18,458	18,861

EBITDA, adjusted EBITDA, and adjusted EBITDA margin
EBITDA is a non-GAAP profitability measure that represents net income before the effect of the following items: interest expense, income tax expense, and depreciation and amortization. Adjusted EBITDA is a non-GAAP profitability measure that represents EBITDA before the effect of the following items: non-recurring expenses (including legal and settlement costs), severance costs, impairment losses, interest income, warrant contra revenue, foreign currency gains and losses, gain on sale of subsidiaries, and share-based compensation expense. Adjusted EBITDA margin is a non-GAAP profitability measure that represents adjusted EBITDA divided by revenue.
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
The following table provides a reconciliation of net income and net income margin to EBITDA, adjusted EBITDA and adjusted EBITDA margin for the periods presented:

	Three Months Ended March 31,		Nine Months Ended March 31,
($000s)	2024	2023	2024	2023
Net income	$10,310	$11,279	$23,810	$27,072
Net income margin	8.1%	8.6%	6.2%	6.8%

Interest expense	124	105	339	553
Income tax expense	1,279	1,872	3,940	4,938
Depreciation and amortization	4,865	4,674	14,853	13,933
EBITDA	$16,578	$17,930	$42,942	$46,496
Non-recurring expenses	—	84	—	876
Severance costs	1,506	—	1,506	—
Impairment losses	1,257	—	1,257	—
Interest income	(431)	(205)	(1,529)	(391)
Warrant contra revenue	299	260	893	856
Foreign currency gains	(471)	(325)	(571)	(422)
Gain on sale of subsidiaries	—	(246)	—	(246)
Share-based compensation expense	466	1,318	2,741	3,973
Adjusted EBITDA	$19,204	$18,816	$47,239	$51,142

Adjusted EBITDA margin	15.1%	14.3%	12.3%	12.8%
Net income margin
Net income margin was 8.1% for the three months ended March 31, 2024 compared to 8.6% during the prior year quarter and 6.2% for the nine months ended March 31, 2024 compared to 6.8% during the prior year period. The decreases were primarily driven by lower revenue, planned investments in our technology, sales and marketing, and client service functions as we continue to focus on revenue growth, and the impairment losses and severance costs recorded during the third quarter of our fiscal year 2024.

Adjusted EBITDA margin

Adjusted EBITDA margin was 15.1% for the three months ended March 31, 2024 compared to 14.3% during the prior year quarter, and 12.3% for the nine months ended March 31, 2024 compared to 12.8% during the prior year period. The increase for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 was primarily driven by cost optimization efforts undertaken during the quarter and the shift of work to higher margin offshore locations. The decrease for the nine months ended March 31, 2024 compared to the nine months ended March 31, 2023 was primarily driven by lower revenue, including training revenue recognized, and planned investments in our technology, sales and marketing, and client service functions as we continue to focus on revenue growth.
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

	Three Months Ended March 31,		Nine Months Ended March 31,
($000s)	2024	2023	2024	2023
Net cash provided by operating activities	$11,431	$13,569	$18,478	$24,424
Less: capital expenditures	1,691	3,725	6,635	15,231
Free cash flow	$9,740	$9,844	$11,843	$9,193
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
Net cash is calculated below:

	March 31,	June 30,
($000s)	2024	2023
Cash and cash equivalents	$50,665	$57,429

Debt
Current	$585	$413
Non-current	820	600
Total debt	$1,405	$1,013
Net cash	$49,260	$56,416

The decrease in cash and cash equivalents and net cash was primarily driven by stock repurchases during the nine months ended March 31, 2024.

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
Liquidity and Capital Resources
As of March 31, 2024, our principal sources of liquidity were cash and cash equivalents totaling $50.7 million, cash flows from operations, and the unused availability under our existing credit facilities of $80.0 million.

As of March 31, 2024, our total indebtedness was $1.4 million, consisting of our finance leases. We were in compliance with all debt covenants as of March 31, 2024. See Note 6, "Debt" in the consolidated financial statements included in this Form 10-Q for additional information regarding our debt.

We use these resources to finance our operations, expand current delivery centers, open new delivery centers, invest in upgrades of technology, service offerings, and for other strategic initiatives, such as acquiring or investing in complementary businesses or intellectual property rights, or stock buybacks. Our future liquidity requirements will depend on many factors, including our growth rate and the timing and extent of spending to engage in the activities mentioned above. We believe that our existing cash balance together with cash generated from our operations, and availability under our existing credit facilities will be sufficient to meet our liquidity requirements for at least the next twelve months.

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

On September 18, 2023, the Company announced that the board of directors (the "Board") had authorized a share repurchase program under which the Company may repurchase up to $30 million of its shares over the next six months beginning September 18, 2023 (the “Share Repurchase Program”). During the three and nine months ended March 31, 2024, we repurchased 501,549 and 1,124,876 shares of our common shares under the Share Repurchase Program for $8.1 million and $18.6 million, respectively, which we funded with available cash. The Share Repurchase Program expired on March 18, 2024.

The following discussion highlights our cash flow activities during the nine months ended March 31, 2024:

	Nine months ended March 31,
($000s)	2024	2023
Net cash inflow / (outflow) from
Operating activities	$18,478	$24,424
Investing activities	(6,635)	(15,316)
Financing activities	(18,583)	(13,748)
Effects of exchange rate difference on cash and cash equivalents	(24)	(515)
Net decrease in cash and cash equivalents	$(6,764)	$(5,155)
Cash and cash equivalents at beginning of the period	57,429	48,831
Cash and cash equivalents at the end of the period	$50,665	$43,676

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

As of March 31, 2024, we had cash and cash equivalents of $50.7 million, including $5.5 million located outside of the United States, and $2.2 million that is subject to certain local regulations on repatriation. As of June 30, 2023, we had cash and cash equivalents of $57.4 million, including $5.6 million located outside of the United States, and $1.7 million that is subject to certain local regulations on repatriation. Our cash position as of March 31, 2024 decreased primarily due to share repurchases during the period, partially offset by lower capital expenditures and debt repayments compared to prior periods.
Cash Flows from Operating Activities

Net cash inflow from operating activities during the nine months ended March 31, 2024 decreased to $18.5 million compared to $24.4 million during the same period in the prior year. The decrease in net cash inflow from operating activities was primarily driven by weaker operating results due to lower revenue, including training revenue recognized, net changes in operating assets and liabilities of $0.4 million, and higher cash taxes paid during the nine months ended March 31, 2024.

Free cash flow for the nine months ended March 31, 2024 increased to $11.8 million compared to $9.2 million during the same period in the prior year, due to lower capital expenditures as we utilize available capacity, offset by lower operating cash flow.
Cash Flows from Investing Activities
During the nine months ended March 31, 2024, we had net expenditures of $6.6 million on investing activities primarily related to purchases of IT and telecommunications equipment.

During the nine months ended March 31, 2023, we had expenditures of $15.2 million on investing activities related to purchases of leasehold improvements, IT and telecommunications equipment.
Cash Flows from Financing Activities
During the nine months ended March 31, 2024, we expended $18.6 million on financing activities, related to purchasing our common shares under the Share Repurchase Program for $18.6 million.
During the nine months ended March 31, 2023, we expended $13.7 million on financing activities, including $15.3 million related to the repayment of debt, both term and revolving, offset primarily by net cash received from issuance of common stock of $1.6 million.
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

The Company capitalizes qualifying implementation costs in accordance with ASC 350-40, Goodwill and Other, Internal-Use Software. During the nine months ended March 31, 2024, the Company commenced the upgrade of our Enterprise Resource Planning and Human Capital Management systems to a cloud computing software solution, and capitalized $1.2 million and $2.4 million of qualifying implementation costs during the three and nine months ended March 31, 2024, respectively. The Company will continue to capitalize qualifying implementation costs until the new software solution is substantially complete and ready for the Company's intended use.
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

Based upon our level of operations during the nine months ended March 31, 2024, a 10% appreciation/depreciation in the PHP against the U.S. dollar would have increased or decreased our expenses incurred and paid in PHP by approximately $9.1 million or $7.5 million, respectively. Based upon our level of operations during the nine months ended March 31, 2024, a 10% appreciation/depreciation in the Jamaican Dollar against the U.S. dollar would have increased or decreased our expenses incurred and paid in Jamaican Dollar by approximately $4.3 million or $3.5 million, respectively. Based upon our level of operations during the nine months ended March 31, 2024, a 10% appreciation/depreciation in the Pakistani Rupee against the U.S. dollar would have increased or decreased our expenses incurred and paid in Pakistani Rupee by approximately $2.8 million or $2.3 million, respectively.

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
Interest rate risk
The Company’s exposure to market risk for changes in interest rates relates primarily to the cash and bank balances and credit facilities. Borrowings under the PNC Credit Facility bear interest at SOFR plus 1.75% and/or negative 0.5% of the PNC Commercial Lending Rate for domestic loans. The Company did not have any outstanding balances on its credit facilities as of March 31, 2024. Accordingly, a hypothetical 10% increase or decrease in SOFR would not cause a material increase or decrease in our interest expense over the next 12 months.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2024. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2024, our disclosure controls and procedures were not effective because of the material weakness in internal control over financial reporting related to complex non-routine transactions as described in Part II, Item 9A “Controls and Procedures” of our Annual Report, which also discloses our remediation plan.

The Company is continuing to implement its remediation plan. In accordance with the Company’s internal controls policies, the material weakness will not be considered fully remediated until the actions in the remediation plan have been completed and have operated effectively for a sufficient period of time. Accordingly, the material weakness has not been remediated as of March 31, 2024.

Changes in Internal Control Over Financial Reporting

Except for the execution of our remediation plan of the material weakness noted above, there have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
On September 18, 2023, the Company announced that the Board had authorized a share repurchase program under which the Company may repurchase up to $30 million of its shares over the six months beginning September 18, 2023 (the "Share Repurchase Program"). Under the Share Repurchase Program, the Company repurchased 1,124,876 shares of our common shares for $18.6 million, The Share Repurchase Program expired as of March 18, 2024.
On May 1, 2024, the Board authorized a share repurchase program to commence after release of the Company's earnings for the third quarter on May 9, 2024, under which the Company may repurchase up to $30 million of its shares during the next twelve months (the "2024 Share Repurchase Program").
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

The Board will review the repurchase program periodically and may authorize adjustment of its terms and size or suspend or discontinue the program. The Company expects to fund the repurchases under the 2024 Share Repurchase Program with its existing cash balance.

The 2024 Share Repurchase Program does not obligate the Company to acquire any particular amount of common shares.

During the three months ended March 31, 2024, our purchases of common shares were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program ($000s)
January 1 - 31, 2024	117,019	$17.89	117,019	$17,496
February 1 - 29, 2024	205,063	$15.57	205,063	$14,304
March 1 - 31, 2024	179,467	$15.69	179,467	$—
Total	501,549	$16.15	501,549	$—

Recent Sale of Unregistered Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
(a) Amendment to PNC Bank Revolving Credit and Security Agreement
On May 6, 2024, the Company's subsidiaries, Ibex Global Solutions, Inc., Digital Globe Services, LLC, TelSatOnline, LLC, 7 Degrees, LLC, and iSky, LLC (collectively the "Ibex US Entities") entered into the Seventeenth Amendment to the Revolving Credit and Security Agreement and Consent (the "Amendment") with PNC Bank, National Association ("PNC"). The Amendment provides PNC's consent to the assignment of certain customer contracts (the "Contract Assignments") by the Ibex US Entities to the Company's subsidiary, Ibex Global FZ-LLC, provided that (i) the contract revenues associated with such Contract Assignments, upon the effectiveness of such Contract Assignments, shall not in the aggregate be greater than $175 million and (ii) the Ibex US Entities comply with additional reporting requirements.

(c) Trading Plans

During the quarter ended March 31, 2024, the Company's directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated (including by modification) a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as such terms are defined in Item 408 of Regulation S-K, as follows:

On February 22, 2024, Mr. Mohammed Khaishgi, the Company's Chairman of the Board, adopted a trading plan intended to satisfy Rule 10b5-1(c) to sell up to 300,000 shares of the Company's common stock between May 23, 2024 and February 21, 2025, subject to such shares reaching certain price points.

On February 22, 2024, the Allibhoy Khaishgi Family Foundation, represented by its President, Mr. Mohammed Khaishgi, the Company's Chairman of the Board, adopted a trading plan intended to satisfy Rule 10b5-1(c) to sell up to 135,000 shares of the Company's common stock between May 23, 2024 and February 21, 2025, subject to such shares reaching certain price points.

On March 13, 2024, Ms. Christy O'Connor, the Company's Chief Legal Officer and Assistant Secretary, adopted a trading plan intended to satisfy Rule 10b5-1(c) to sell up to 10,000 shares of the Company's common stock between June 12, 2024 and February 21, 2025, subject to such shares reaching certain price points.

On March 15, 2024, Mr. Robert Dechant, the Company's Chief Executive Officer, adopted a trading plan intended to satisfy Rule 10b5-1(c) to sell up to 20,000 shares of the Company's common stock between June 14, 2024 and March 14, 2025, subject to such shares reaching certain price points.

On March 15, 2024, Mr. Paul Inson, the Company's Chief People Officer, adopted a trading plan intended to satisfy Rule 10b5-1(c) to sell up to 32,785 shares of the Company's common stock between June 14, 2024 and February 23, 2025, subject to such shares reaching certain price points.

On March 18, 2024, Mr. Shuja Keen, a Director of the Company, adopted a trading plan intended to satisfy Rule 10b5-1(c) to sell up to 10,020 shares of the Company's common stock between June 17, 2024 and February 18, 2025, subject to such shares reaching a certain price point.

On March 18, 2024, Adia Global LLC, a limited liability company wholly owned by Mr. Shuja Keen, a Director of the Company, adopted a trading plan intended to satisfy Rule 10b5-1(c) to sell up to 91,110 shares of the Company's common stock between June 17, 2024 and February 18, 2025, subject to such shares reaching certain price points.

Item 6. Exhibits
EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description of Document	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith

3.1	Memorandum of Association	F-1	333-239821	3.1	07/29/2020

3.2	Amended and Restated By-laws	20-F	001-38442	1.2	10/23/2020

10.1
Seventeenth Amendment to Revolving Credit and Security Agreement and Consent dated May 6, 2024 by and among Ibex Global Solutions, Inc., Digital Globe Services, LLC, TelSatOnline, LLC, 7 Degrees, LLC, iSky, LLC and PNC Bank, National Association
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

IBEX LIMITED
(Registrant)

Date:	May 9, 2024	By:	/s/ Robert Dechant
Robert Dechant
Chief Executive Officer
(Principal Executive Officer)

Date:	May 9, 2024	By:	/s/ Taylor Greenwald
Taylor Greenwald
Chief Financial Officer
(Principal Financial and Accounting Officer)