Form 10-K
period 2024-06-30
IBEX Ltd
filed 2024-09-12
CIK 1720420

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
-_________________________
Form 10-K
_________________________
(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2024
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by an of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐	Yes	☒	No
As of December 29, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, there were 17,681,035 common shares outstanding. The aggregate market value of the registrant’s voting and non-voting common equity that was held by non-affiliates on such date was approximately $193,757,239 based on the closing sale price of the registrant’s common shares on such date as reported on the Nasdaq Global Market.
The registrant had 16,803,198 common shares outstanding as of August 30, 2024.
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
•General economic uncertainty in global markets and unfavorable global economic conditions, including inflation, rising interest rates, recession, foreign exchange fluctuations and supply-chain issues;
•Our ability to manage our international operations, particularly in the Philippines, Jamaica, Pakistan and Nicaragua;
•Natural events, health epidemics, geopolitical conditions, including developing or ongoing conflicts, widespread civil unrest, terrorist attacks and other attacks of violence involving any of the countries in which we or our clients operate;
•Our ability to anticipate, develop and implement information technology solutions, including Artificial Intelligence (“AI”), that keep pace with evolving industry standards and changing client demands;
•Our ability to recruit, engage, motivate, manage and retain our global workforce;
•Our ability to comply with applicable laws and regulations, including those regarding privacy, data protection and information security, employment and anti-corruption;
•The effect of cyberattacks or cybersecurity vulnerabilities on our information technology systems;
•Our ability to realize the anticipated strategic and financial benefits of our relationship with Amazon; and
•The impact of tax matters, including new legislation and actions by taxing authorities.
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
•Our clients or potential clients may consolidate or enter into or further expand insourcing activities in the future;
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
•We may be impacted by general economic uncertainty in global markets and unfavorable global economic conditions;
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
Operational Risk

•Our business relies heavily on technology, telephone and computer systems as well as third-party telecommunications providers;
•We may be unable to effectively adopt AI into our offerings;
•Our business is heavily dependent upon our international operations, particularly in the Philippines, Jamaica, Pakistan and Nicaragua;
•We rely on the attraction, retention, and motivation of qualified senior management, employees, and agents to support our success and operations;
•Natural events, health epidemics, geopolitical conditions, including developing or ongoing conflicts, widespread civil unrest, terrorist attacks and other acts of violence involving any of the countries in which we or our clients have operations could adversely affect our operations and client confidence;
•Fluctuations against the U.S. dollar in the local currencies in the countries in which we operate could have a material effect on our results of operations;
•We depend upon internet search engines to attract a significant portion of the consumers who visit our customer acquisition websites, and we would be negatively impacted if we are unable to advertise on search engines on a cost-effective basis;
•We have entered into certain related-party transactions and may continue to rely on related parties for certain key development and support activities;
•Our facilities operate on leasehold property, and our inability to renew our leases on commercially acceptable terms or at all may adversely affect our results of operations.

Legal and Regulatory Risks
•Our global operations and clients expose us to numerous legal and regulatory requirements;
•Unauthorized or improper disclosure of personal information, breach of privacy, whether inadvertent or as the result of a cyber-attack or improperly by our employees, has resulted in liability and could harm us;
•Others could claim that we infringe on their intellectual property rights or violate contractual protections;
Risks Related to Being Incorporated in Bermuda
•We may be impacted by tax matters, new legislation, and actions by taxing authorities;
•We may become subject to taxes in Bermuda after 2035;
•Bermuda law differs from the laws in effect in the United States of America (“United States” or “U.S.”) and may afford less protection to holders of our common shares;
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
•We are an “emerging growth company” and a “smaller reporting company”, and certain exemptions from disclosure requirements available to us may make our common shares less attractive to investors;
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
AVAILABLE INFORMATION
The Company is subject to the reporting and information requirements of the Exchange Act, and as a result, it is obligated to file annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, as well as proxy and information statements and other information with the SEC. The Company makes these filings available free of charge on its website (https://www.ibex.co) as soon as reasonably practicable after it electronically files them with, or furnishes them to, the SEC. Information on the Company’s website does not constitute part of this Form 10-K. In addition, SEC maintains a website (http://www.sec.gov) that contains the reports and other information the Company electronically files with, or furnishes to, the SEC.

PART I
Unless otherwise indicated or the context otherwise requires, all references in this Form 10-K to the terms “ibex,” “IBEX,” “IBEX Limited,” the “Company,” “we,” “us,” and “our” refer to IBEX Limited and our wholly-owned subsidiaries for all periods presented in this Form 10-K.
ITEM 1.    BUSINESS
Company Overview
ibex delivers innovative business process outsourcing (“BPO”), smart digital marketing, online acquisition technology, and end-to-end customer engagement solutions to help companies acquire, engage, and retain valuable customers. We combine our strong heritage of delivering leading customer experiences (“CX”) operations, services and solutions that span omnichannel customer engagement and support, digital marketing and customer experience management to help our clients measure customer sentiment and deliver a superior CX to their end-customers.
Leveraging our proprietary technology platform, company culture and operational excellence, ibex helps more than 135 clients create innovative and differentiated customer experiences to help increase loyalty, enhance brand awareness and drive revenue in an era of rapid change and digital transformation.
Our Service Offerings
The Company is an end-to-end provider of technology-enabled customer lifecycle experience (“CLX”) solutions. Through the Company’s integrated CLX platform, a comprehensive portfolio of solutions is offered to help optimize customer acquisition, engagement, expansion and experience for clients. The Company leverages sophisticated technology and proprietary analytics, in combination with its global footprint and BPO expertise, to protect and enhance clients’ brands.

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

In addition, our ibex Digital suite of solutions works with consumer-facing businesses to help them build, grow and scale technology-driven customer acquisition solutions, while helping drive digital transformation. We offer digital marketing, e-commerce technology, and platform solutions for our clients, helping them build new customer acquisition channels, increase acquired customers, and often do both at a reduced cost. We also have a small suite of what we call CX services which measures, monitors and manages our clients’ holistic customer experiences.
Our Culture

Ibex is built around an agent-first culture, developed and delivered through a combination of branded sites, technology-enabled recruiting and hiring, geographically and culturally specific benefits, and world-class employee engagement. Ibex offers a unique employee experience that includes a full range of activities and events for employees year-round, including annual employee VIP events, ibex Idol global talent competition, ibex Sirens beauty pageant celebrating LGBTQIA+ employees, Customer Service Week and ongoing employee wellness programs. This culture resonates with our employees across the globe, where we score an Employee Net Promoter Score (“eNPS”) of 77, and externally, where we have been recognized as:

•2024 Best Employers for Diversity - Forbes
•2024 & 2023 Philippines’ Best Employers – Philippine Daily Inquirer/Statista
•2023 America's Greatest Workplaces for Diversity – Newsweek

•2023 America’s Greatest Workplaces for Parents and Families – Newsweek
•2023 Women Helping Women Award (Julie Casteel, Chief Strategic Accounts Officer and CMO) – Stevie Award for Women in Business
•2023 Most Innovative Company of the Year Award– Titan Business Awards
•2023 Philippines Best Employer Brand Award – Philippines Leadership Congress and Awards
•Best BPO and Gender Diversity and Inclusivity in Pakistan – Pakistan Software Houses Association (P@SHA) ICT Awards 2022
•Best Place to Work in Nicaragua 2020, 2021, 2022 – Great Place to Work
•Best Place to Work for Women in Central America and Caribbean 2021 & 2022 – Great Place to Work

Our Technology
The foundation for ibex service offerings is our Wave iX technology platform, the next evolution of our prior WaveX technology platform. Wave iX is a differentiated suite of digital and technology solutions designed to power enhanced agent interactions, exceptional client CX, and overall better performance. We have created a three-pronged AI strategy, which continues to keep ibex at the forefront of digital transformation.

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

Our Business Insights

ibex has invested significant resources into building and implementing proprietary technology, focusing on software deployed across the full customer lifecycle journey. Wave iX seamlessly integrates innovative AI-powered solutions with ibex’s cutting edge CX platform to facilitate advanced, hyper-personalized, intelligent interactions 24/7, and automate and customize solutions for our clients more efficiently than labor arbitrage alone, which helps cultivate stronger, more profitable customer relationships.

Ibex’s Wave iX technology helps improve customer interactions, business analytics and insights, contact center performance and client outcomes. These solutions have been deployed on over 100 unique projects across our client portfolio, where we deliver AI-enhanced solutions and process improvements across recruiting, hiring, training, management, and customer experience.

Our Flexible Operating Delivery Model

Our global delivery model is built on onshore (continental United States), nearshore (Nicaragua, Honduras and Jamaica) and offshore (Philippines and Pakistan) customer experience delivery centers, and includes a unique ability to support work-at-home capabilities in any region with internet access. We operate in the following geographies for our service offerings:
Customer Engagement
We operate 29 delivery centers located in the United States, Philippines, Jamaica, Nicaragua, Pakistan, and Honduras. As of June 30, 2024, we have approximately 30,000 employees across these centers.
Customer Acquisition
We operate four acquisition-focused Centers of Excellence, one in Jamaica, one in the Philippines, and two in Pakistan, which are focused on customer acquisition on behalf of our clients. As of June 30, 2024, the number of employees dedicated to customer acquisition was more than 200.

Customer Experience Technology Solutions
We deliver our CX technology solutions to our clients primarily through a cloud-based delivery model. Our Analytics solution is an add-on solution, which includes technology such as omni-channel speech analytics utilizing AI along with business analysts who provide various insights.

Driven by our position in the digital-first market, in the last three fiscal years, we have experienced over 13% growth in our on-site nearshore and offshore capacity while shrinking our domestic on-site capacity by almost half. As of June 30, 2024, 95% of our total on-site capacity resides in our high-growth high margin nearshore and offshore markets, which are ideally placed for clients who are either digital-first or those who are digitally transforming their business.
Our Strategic Approach
Our strategy is to place a high priority on delivering great customer experiences across the customer lifecycle and to focus on clients who view CX as a competitive differentiator. We have transformed our business from a traditional BPO of commoditized call center support to a technology-led provider and partner of choice.
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
Our Clients
We seek to partner with growing companies with emerging brands to help drive their customer engagement in ways that can revolutionize the way consumers connect and invest in their brands of choice harnessing the power of technology. These brands span across Retail & E-commerce, HealthTech, Telecommunication, FinTech, Travel, Transportation & Logistics, and Technology verticals. We also serve large Fortune 500 companies with very established brands. Our clients fit primarily within two categories:
Digital-First Companies. The first category of clients is digitally driven “disruptors.” We refer to these clients as the “digital-first” companies. They tend to be faster-growing brands in high-growth industries, such as (but not limited to) technology, e-commerce and consumer services. Our service offering to our digital-first clients is designed to meet the needs for digital-first verticals and high-growth requirements, with a focus on launch, speed-to-performance, and scale. While many of these digital-first clients are smaller, fast-growing companies, there are several Fortune 500 companies within this group, such as Amazon and one of the leading ride-sharing companies in the United States. The success of our digital-first initiative with high-growth technology, e-

commerce and consumer services clients is a key driver in the increase of our revenue from non-voice channels, and, as a result, has a positive effect on our profitability with their growth trajectory and greater propensity for these clients to leverage digital forms of service delivery.

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

Our success leveraging and embedding our Wave iX technology and analytics insight platform suite across client engagements enhances and strengthens the nature of our client relationships. This is evidenced both by our high client retention rates, as well as our client Net Promoter Score (“NPS”) of 68.
Our contracts with clients generally take the form of a master services agreement, which is a framework agreement that is then supplemented by one or more statements of work. Our master services agreements specify the general terms applicable to the services we provide. Our statements of work specify the specific services to be provided and associated performance metrics and pricing.
Industry Overview and Trends
Historically, the industry was premised on labor arbitrage and cost. Offshoring of work to markets like India and the Philippines was driven primarily by the cost advantages those markets provided. Today, our business is experiencing significant growth with clients that require best-in-class performance and differentiated value propositions. Several trends are driving transformation in the outsourced customer interactions market.
The BPO industry is undergoing a paradigm shift with Blue Chip clients pivoting toward technology-enabled marketplaces supporting an increasingly digitally native consumer base. These clients are consciously evaluating potential areas where AI-enabled technologies could be utilized in the future. This represents a key area for ibex to continue to capture market share.
These Blue Chip companies are reacting to this shifting landscape with a relentless focus on CX. They view their customer contact center providers as essential partners and an extension of their brand rather than a cost center to manage customer interaction. As a result, they are often moving away from their incumbent legacy providers to find service providers that can deliver better and differentiated customer support, leveraging emerging technologies. They are not just looking for labor to manage contacts, but rather they are looking for great customer experiences.
In addition to clients in mature industries, emerging industries in the technology and consumer services sectors are changing the mix of solutions, channels and delivery locations. We believe that market participants that offer a flexible, technology-oriented, and integrated solution will be best positioned to address the following key industry trends:
1.A Dramatic Prioritization of CX – As brands recognize that digital feedback mechanisms, such as social media, can rapidly impact brand perception in a positive or negative manner, the importance of delivering an exceptional customer experience has become a top priority for companies.
2.Consumer Centricity & Customer Lifetime Value (“LTV”) – Customer expectations and behaviors are changing dramatically. Enabled by immediate feedback channels, consumers expect that enterprises will meet their needs and preferences instantaneously in return for brand loyalty and greater share of customer spend. Accordingly, enterprises and brands are more focused on understanding their consumers’ needs and developing business models that hinge on maximizing customer lifetime value. In turn, they are demanding outsourced customer engagement partners that can deliver customer-centric solutions in an omni-channel manner that maximizes customer retention.
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
4.AI to Enhance Service Delivery − With the increasing applicability of AI in enhancing business processes, the customer care industry is increasingly evaluating and starting to integrate AI into its range of solutions to improve the customer experience and improve efficiencies. The proliferation and evolution of generative AI may have impacts on the CX sector. Potential automation in backend and middle-office business processes, as well as potential increased use of bots to respond to pre-defined queries, could impact assisted customer interactions. Additionally, productivity, data availability and quality due to generative AI could result in an increased volume of work, as agents may be up-skilled to deploy improved analytical capabilities. The adoption of generative AI also presents key challenges in the forms of data security, governance, implementation and coordination of an overall customer service solution. These challenges create opportunities for trusted CX partners.

5.Seeking Integrated End-to-End Partners – We believe clients are increasingly looking to utilize outsourcing partners who can provide unified solutions for a variety of touchpoints along the customer interaction value chain, from digital marketing to customer sales and support to CX and surveys. We believe providers with integrated offerings will command a larger share of wallet from their clients, drive a great degree of insight and performance; this ultimately drives a longer term, mutually beneficial partnership.
6.Bestshore Flexible Delivery Model – Clients are increasingly choosing providers based on their ability to provide a flexible, turnkey delivery model that can offer a mix of onshore, nearshore, offshore, and remote working capabilities. However, in today’s industry, we believe clients are looking for the best provider in the specific market that they are considering, as opposed to finding one provider across all geographies. With recent global events, clients have indicated a growing emphasis on the ability of service providers to shift their delivery rapidly between various location models.
7.Data Protection & Security − With the rise of the digital economy has come a rise in both the concern toward, and vulnerability of, consumer data. Both mature and digital-first brands are placing a higher degree of focus on the technology that underpins the data security and fraud systems deployed by their partners; having an advanced and secure system architecture along with data center redundancy and advanced security technologies are becoming increasingly important, understanding that any security breach can result in a devastating impact to a client’s brand and a consumer’s loyalty.
8.Data and Analytics − Companies are increasingly demanding that their providers of customer interaction solutions integrate data analysis and insight into their core service offerings, to drive continuous performance and superior outcomes. These business intelligence tools can yield actionable insights across every customer touchpoint, which in turn enable clients to address customer issues in real time. We expect that investments in automation, digitization and machine learning will become key drivers in the industry as clients seek to adopt more technology-rich ways of servicing their customers.
9.Integrated Technology Solutions for Mature Sectors – Fortune 500 companies that historically utilized traditional live-agent, voice-based services are now integrating new technology-enabled solutions that include multi-channel delivery, self-serve options and automation. Such solutions allow them to achieve greater operational flexibility and innovate their service offerings.

10.Solutions Catered to High-Growth Sectors – The challenges that digital-first “disruptors” face consist of managing high growth within their customer base, while simultaneously maintaining a high-quality customer experience. In contrast to mature business models, digital-first companies have generally not focused on developing large-scale insourced customer operations; therefore, they rely on external partners that can deliver customer service, engagement and support while maintaining the quality of their brands. Most of these companies source their customer interaction needs from lower-cost locations outside their home markets.
Sales and Marketing
Our sales and marketing teams work closely together to drive awareness and adoption of our technology-enabled CLX platform, accelerate customer acquisition and expand the relationship with our existing customers. We focus on developing long-term relationships with large strategic clients that have needs across the entire customer lifecycle and employ a “land and expand” strategy to grow these relationships. Under this strategy, we seek to build the client’s trust through flawless execution on the initial assignment (which is typically for a single solution or geography) and then expand the scope of our engagement with the client into multiple geographies and business lines, which allows us to offer additional CLX solutions. In this manner, the “land and expand” strategy provides opportunities for us to substantially increase our revenues within our existing client base over time.
Our sales and marketing activities are focused on our key market verticals: Telecommunication, Cable, Technology, Retail & E-commerce, HealthTech, FinTech and Utilities. We believe our vertical market focus allows us to provide deep domain expertise and positions us as the best partner to help solve our clients’ unique needs. An essential part of our sales strategy is to focus on ways we can innovate on behalf of our clients, which includes digitization strategies and usage of data, technology, analytics and insights. We are well positioned with the top brands in each of the industry verticals in which we operate and can leverage domain knowledge and strong client references to generate business with other companies in the same industry vertical. Our sales and marketing teams are leading the charge at the following initiatives.
New Logos. Our new logo organization is made up of teams focused on our key market verticals. Each team is focused solely on penetrating and closing business with the top 40 companies in each vertical. In addition, they will often partner with our client services executives who have an intimate understanding of our existing client’s business and needs, to actively identify and target additional cross-sell opportunities across the entire customer lifecycle.
Digital-First. The digital-first team is focused on penetrating a broader reach of unicorn and potential unicorn clients in the emerging technology and consumer services sector. Through our digital-first offering, we combine Customer Engagement, Customer Acquisition and Customer Experience into an integrated solution set that is focused on the high-growth technology, e-commerce and consumer services markets for digital-first clients.
The sales process for a new client can be short or lengthy depending on the client. Generally, the sales process for our digital-first target clients is 30 to 60 days, while selling to larger blue-chip clients can extend up to two years.
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

We believe the multi-layered nature of these relationships allows us to develop even stronger client engagements.
Marketing Efforts. Our marketing efforts are focused on generating awareness of our offerings, establishing and promoting our brand, reaching and serving the CLX needs of key decision makers in our target verticals, and cultivating a community of successful and vocal customers. We focus our marketing effort on demonstrating to our prospective clients our thought leadership in the CLX market, addressing the challenges facing companies across the full customer lifecycle, and engaging business leaders who are seeking to leverage data, technology, analytics, and insights to drive competitive differentiation. We take a targeted approach and work with enterprises across our target verticals: Retail & E-commerce, Telecommunication, Technology, Cable, HealthTech, FinTech and Utilities. We engage with key decision makers outside of request for proposal cycles in the following key offices: Chief Digital Officer, Chief Information Officer, Chief Experience Officer, Chief Customer Officer and the Chief Marketing Officer.
We also use various social media platforms such as LinkedIn and Facebook to promote our brand externally to target clients and internally to our employees and prospective employees, with the latter being a key component of our success in achieving award winning agent engagement.
Competition

The BPO industry has a long track record of major consolidation. We believe this creates opportunities for ibex, as these consolidations may lead buyers of BPO services to look for new providers for two key reasons. One, the consolidation may lead buyers to be over-concentrated in spend with a single vendor, pushing them to look for new providers. Two, the homogenization of vendors creates greater opportunity for offering differentiated services.

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

Although we do not believe any single competitor currently offers a directly comparable end-to-end CLX solution like ours, we believe our integrated platform faces competition from a variety of companies which operate in distinct segments of the customer lifecycle journey. The client selection process typically considers scale, quality of the facilities, and strength of leadership and brand of the provider in the selected market. Clients will usually reward higher-performing vendors with a greater share of their spend on customer interaction solutions. Based on our industry knowledge, traditional BPO companies are seeking to respond to these dynamics by taking steps to evolve into fully-fledged end-to-end customer lifecycle experience platforms, including through acquisitions. However, such initiatives have been limited due to the scarcity of actionable at-scale assets.

We also face competition from in-house customer service departments, which seek to develop, deploy and service applications that offer functionality similar to our solutions. These in-house customer service departments continue to constitute the largest segment of customer lifecycle management expenditures.

We believe that the most significant competitive factor in the sale of outsourced customer engagement services is the ability of providers to act as partners to and extensions of clients’ brands, in an effort to deliver improved customer experiences and increased overall customer LTV. Other important factors include maintaining high and consistent levels of service quality, tailored value-added service offerings, supported by advanced technological capabilities, industry and domain expertise, an understanding of the digital marketplace and modern consumer, sufficient diversified global delivery coverage, reliability, scalability, security and competitive pricing.

Changes in geographic strategy, where a client is looking to move business from onshore to offshore or nearshore, or balance their workload between nearshore and offshore, often create opportunities for outsourced customer interaction providers. Our geographic growth with clients is a key part of our overall growth strategy.

Our Competitive Strengths and Differentiators
We utilize a differentiated value proposition to support our clients and drive value. We place the customer at the core of our business strategy and deliver world-class CX capabilities, operational delivery excellence, efficiency, and reliability to enhance our clients’ success. We are focused on building deep relationships at multiple levels within our clients’ businesses. Coupled with our consistently strong performance, this has enabled us to expand the number of high value CLX solutions we provide for our clients. This approach, over time, has led to higher client retention rates. Additionally, we closely monitor customer satisfaction via NPS, which is tracked through our annual Client Satisfaction Survey. Our most recent survey scored a client NPS of 68 which indicates strong, mutually-beneficial relationships with clients built on the value they place in ibex services and solutions along with the level of service consistently being delivered.
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
2.Wave iX technology solutions to drive performance and innovation – ibex Wave iX is the hub of our technology development and innovation effort to drive value-added solutions for improved agent interactions, client CX, and overall performance. Wave iX is a platform that spans both the customer and agent lifecycle from customer acquisition, to engagement, to surveys and analytics. Our proprietary technology, combined with our Wave Zero launch process helps us to accelerate “Speed to Green” for our clients and outperform our competition. We have enhanced Wave iX to leverage the power of generative AI to assist our agents in delivering great customer experiences, to provide deeper and more meaningful insights in our analytics offering and provide machine-assisted interactions for the customers of our clients.
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
5.Leading global delivery with significant growth in nearshore and offshore regions – Our global delivery model is built on onshore, nearshore and offshore delivery centers, and includes our ability to also support work-at-home capabilities. We seek to operate state-of-the-art “highly-branded” delivery centers in labor markets that are under-penetrated in order to maintain our competitive advantage, retain our position in those labor markets as an employer of choice and deliver a highly scalable and cost-effective solution to our clients. Our delivery centers enable us to create a differentiated connection to our clients’ brands and their customers. In addition, with a broad network of 29 delivery centers spread across multiple geographies, we provide much needed geographic diversity for our clients. In particular, significant investments made in Jamaica, Honduras, and Nicaragua help us to offer untapped talent pools for high-quality service, proximity to home operations, competitive price points, and an existing brand affinity. We are the largest BPO employer in Pakistan, which we believe is a truly disruptive market for the industry. Of our largest 25 clients, we service 20 of them across multiple regions creating great market diversification and business continuity. We also believe that providing services for our clients across multiple regions promotes a trusted relationship with our clients and is consistent with our “land and expand” client strategy.
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

On December 31, 2022, we determined that we no longer met the criteria to remain a foreign private issuer. Effective July 1, 2023, we are required to file periodic reports on U.S. domestic filer forms with the SEC and to comply with other rules as required, including but not limited to presenting this Form 10-K in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”), with such change being applied retrospectively.
Bermuda Laws

As a Bermuda company, we are also subject to regulation in Bermuda. Among other things, we must comply with the provisions of the Bermuda Companies Act 1981, as amended (the “Companies Act”) regulating the declaration and payment of dividends and the making of distributions from contributed surplus, which generally prohibit dividends or distributions unless certain capital and liquidity standards are met.
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
On December 31, 2018, the Bermuda government enacted the Economic Substance Act 2018, and related regulations, as subsequently amended (the “Substance Act”) with effect from July 1, 2019 for existing Bermuda entities, requiring certain entities in Bermuda engaged in “relevant activities” to maintain a substantial economic presence in Bermuda and to satisfy economic substance requirements. The list of “relevant activities” includes holding entities and financing and leasing (including intra-group lending), and the legislation requires Bermuda companies engaging in a “relevant activity” to be locally managed and directed, to carry on core income generating activities in Bermuda, to maintain adequate physical presence in Bermuda, and to have an adequate level of local full time qualified employees and incur adequate operating expenditure in Bermuda. Under the Substance Act, any entity that must satisfy economic substance requirements but fails to do so could face automatic disclosure to competent authorities in the European Union of the information filed by the entity with the Bermuda Registrar of Companies in connection with the economic substance requirements and may also face financial penalties, restriction or regulation of its business activities or may be struck as a registered entity in Bermuda. We continue to evaluate the Substance Act and its requirements, as well as its application to our business.

In 2016, the Bermuda Government enacted the Personal Information Protection Act 2016, as amended (“PIPA”). At present, the majority of the operative provisions of PIPA, which include detailed requirements around conditions for use and consent to use of personal information, specific obligations on organizations that use personal information, overseas data transfer assessment obligations and access, rectification and erasure rights for individuals, are not yet in force in Bermuda. In June 2023, the Bermuda Government and the Office of the Privacy Commissioner for Bermuda announced that the remaining operative provisions of PIPA will become fully implemented on January 1, 2025.

PIPA, once in force, applies to every organization (which includes any individual, entity or public authority) that uses personal information in Bermuda where that personal information is used by automated or other means which form, or are intended to form, part of a structured filing system. For the purposes of PIPA, “personal information” means any information about an identified or identifiable individual (meaning a natural person), and “use” or “using” are very broadly defined and effectively include possessing or carrying out any operation on personal information. We continue to evaluate PIPA and its requirements, as well as its application to our business.
See “Risk Factors - Risks Related to Being Incorporated in Bermuda” for more information.

Privacy, Data Protection, and Cybersecurity
We use, collect, store, transmit, transfer, and process customer data in the ordinary course of business. As our products are designed to assist business customers with customer support services, in the ordinary course of business, when providing its services, only a portion of the customer data that we use, collect, store, transmit, transfer and process constitutes personal data, personally identifiable information, personal information, or similar term (collectively herein “personal information”). In the course of providing our services, we may obtain personal information in the form of business contact information of our customers, suppliers, customers, prospects, and other persons, including our customers’ end users. We also may obtain personal information from employees, contractors, applicants, whether current, former, or prospective and, as applicable, family members or designees. Certain personal information that we collect and/or process from any of these persons may include information that is considered “special” or “sensitive” data, which may be subject to additional restrictions under applicable law.
We are required to comply with local, state, federal, and foreign laws and regulations pertaining to the collection, storage, transmission, transferring, processing, and security of such personal information. In addition, we are also subject to certain self-regulatory standards that require companies that process certain types of personal information, like payment card data, to implement certain data security measures. Regulators around the globe, and in countries in which we operate, have promulgated and are continuing to adopt laws, implement regulations, and issue guidance pertaining to the collection, storage, transmission, transferring, processing, and security of personal information. The applicability of these laws, regulations, and guidance is continually evolving, sometimes uncertain, and in some circumstances, conflicting between and among jurisdictions. Although certain of these laws are not applicable to business contact information or employee data, these laws still remain pertinent to our operations. Further, regulators are continuing to propose and adopt new laws designed to safeguard personal information and to provide additional rights to data subjects. We anticipate that the volume and scope of such laws will increase, and, as a result, our costs and efforts to comply with such laws will similarly increase. It may be costly to implement security or other measures designed to comply with these laws. See “Risk Factors - Unauthorized or improper disclosure of personal information, breach of privacy, whether inadvertent or as the result of a cyber-attack or improperly by our employees, has resulted in liability and could harm us.”

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
Human Capital Resources
We deploy a customer-centric, employee driven culture designed to enable our workforce to do their best work on behalf of our clients. We had approximately 30,000 full-time and total employees as of June 30, 2024.
We believe that we have one of the best cultures in the industry. As a testament to our culture, a meaningful portion of our workforce is made up of family, friends and colleagues who were referred to us by our employees. Our culture is distinctive – built by and for the individuals that represent our clients’ brands with each and every contact. Our commitment to those individuals exceeds anything in our industry, as evidenced by our eNPS of 77.

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

Information about our Executive Officers

The following are our executive officers as of September 12, 2024:

Name	Age	Title
Robert Dechant	62	Chief Executive Officer
Taylor Greenwald	56	Chief Financial Officer
Christy O’Connor	55	Chief Legal Officer and Assistant Secretary
David Afdahl	50	Chief Operating Officer
Julie Casteel	63	Chief Marketing and Strategic Accounts Officer
Bruce Dawson	60	Chief Sales and Client Services Officer
Paul Inson	60	Chief People Officer
Andreas Wilkens	52	Chief Technology Officer

Our executive officers serve at the discretion of the Company’s board of directors (the “Board”). There is no family relationship between any executive officer or director. The following information sets forth the business experience for at least the past five years for each of our executive officers.

Mr. Robert Dechant has served as our Chief Executive Officer since July 2019 and as a member of the Board since January 2021. From September 2017 to July 2019, Mr. Dechant served as Chief Executive Officer of IBEX Interactive, which included all operations of Ibex (including Ibex Global Solutions, ibex Digital, and ibex CX). From 2015 until 2017, Mr. Dechant served as Chief Executive Officer of Ibex Global Solutions. From 2012 until 2015, Mr. Dechant served as the Chief Sales, Marketing and Client Services Officer at Qualfon, Inc., a global provider of call center, back office, and business process outsourcing services. Prior to that, Mr. Dechant was the Chief Sales and Marketing Officer at Stream Global Services, a large multinational business process outsourcing provider which merged with Convergys in 2014. From 2006 to 2008, Mr. Dechant was the EVP and General Manager of the public company 3 Com, an internet working company. Mr. Dechant holds a B.S. degree from Fairfield University.

Mr. Taylor Greenwald has served as our Chief Financial Officer since August 2023. Mr. Greenwald served as the Executive Vice President and Chief Financial Officer of Synchronoss Technologies, a software company, from 2021 to 2022. From 2019 to 2021, Mr. Greenwald served as the Chief Financial Officer, Web Presence, of Endurance International Group, an information technology services company. From 2000 to 2019, Mr. Greenwald served in various senior leadership roles with Convergys, a customer service and information management company, including as Senior Vice President, Controller and Chief Accounting Officer from 2012 to 2019. Mr. Greenwald holds an M.B.A. from the MIT Sloan School of Management and a B.S. degree in engineering from the Georgia Institute of Technology.

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

Mr. Andreas Wilkens joined the Company as our Chief Technology Officer in September 2024. Mr. Wilkens served as the Head of Engineering for RetailNext, a retail analytics software company, from 2022 to 2024. From 2018 to 2021, Mr. Wilkens served as Vice President and Chief Architect at LivePerson, a conversational AI software company. From 2016 to 2018, Mr. Wilkens served as Chief Technology Officer of AdvantageTec, a customer engagement software company. Mr. Wilkens studied electrical engineering at the Kiel University of Applied Sciences in Germany.

ITEM 1A.    RISK FACTORS
Risk Factors
We are subject to certain material risks and uncertainties described below that make an investment in us speculative or risky, in addition to other information provided in this Form 10-K. If one or more of these risks or uncertainties materialize, it may adversely and materially affect our business, results of operation, reputation, prospects, financial condition and operating results, cash flows, profitability, liquidity, stock price, and financial condition. The risks described below are not the only risks that our business faces. Additional risks not presently known to us or that we currently deem immaterial may also harm our business, results of operations, or financial condition.
Business Risks
Our business is dependent on key clients.
We derive a substantial portion of our revenue from a few key clients. Our top three clients accounted for 29% of our revenue, and our top client accounted for approximately 12% of our revenue, for the fiscal year ended June 30, 2024. We could be materially impacted by the loss of business with, or the failure to retain a significant amount of business with, any of our key clients.
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
Most of our client contracts do not have minimum volume requirements. Certain contracts have performance-related bonus (penalty) provisions that require the client to pay us a bonus (require us to issue the client a credit) based upon our meeting (failing to meet) agreed-upon service levels and performance metrics. Moreover, although our objective is to sign multi-year agreements, our contracts generally allow the client to terminate the contract for convenience or reduce their use of our solutions. For example, in the past, we have had clients terminate their contract for convenience and /or reduce their use of our services due to reasons out of our control, and there can be no assurance that in the future our clients will not terminate their contracts before their scheduled expiration dates, that the volume of services for these programs will not be reduced, or that we will be able to avoid penalties or earn performance bonuses for our solutions. There have also been certain unprofitable client contracts that we were not able to terminate quickly without incurring penalties, and in the future unprofitable contracts may negatively impact us.
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
The prices we are able to charge for our solutions are affected by a number of factors, including our clients’ perceptions of our ability to add value through our solutions, our competitive position, introduction of new services or products by us or our competitors, our ability to accurately estimate, attain and sustain revenues from client engagements, wage inflation rates, unhedged currency exchange rates, our costs, margins and cash flows over increasingly longer contract periods and general economic and political conditions.
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
We also may not be successful in our attempt to control costs associated with salaries and benefits as we continue to add capacity in locations where we consider wage levels of skilled personnel to be satisfactory. Our business depends on maintaining large numbers of agents to service our clients’ business needs, and we tend not to terminate agents on short notice to respond to temporary declines in demand in excess of agreed levels, as rehiring and retraining agents at a later date would force us to incur additional expenses, and any termination of our employees would also involve significant additional costs in the form of severance payments to comply with labor regulations in the various jurisdictions in which we operate our business. Additionally, the hiring and training of our agents in response to increased demand takes time and results in additional short-term expenses. Wage increases or other expenses related to the termination of our employees may also impact us.

If our solutions do not comply with the quality standards required by our clients under our agreements, our clients may assert claims for reduced payments to us or substantial damages against us.
Many of our client contracts contain service level and performance requirements, including requirements relating to the quality of our solutions. Failure to meet service requirements or real or perceived errors made by our employees in the course of delivering our solutions could result in a reduction of revenue. In addition, in connection with our service contracts, certain representations are made, including representations relating to the quality and experience of our personnel. A failure or inability to meet these requirements or a breach of such representations could result in a claim for substantial damages against us and seriously damage our reputation and affect our ability to attract new business.
The consolidation of our clients or potential clients may adversely affect us.
Consolidation of the potential users of our solutions may decrease the number of clients who contract our solutions. Any significant reduction in or elimination of the use of the solutions we provide as a result of consolidation would result in reduced revenue to us and could harm our business. Such consolidation may encourage clients to apply increasing pressure on us to lower the prices we charge for our solutions.
Our clients may decide to enter into or further expand insourcing activities in the future
Our current agreements with our clients do not prevent our clients from insourcing services that are currently outsourced to us, and none of our clients have entered into any non-compete agreements with us. Our current clients may seek to insource services similar to those we provide. Any decision by our clients to enter into or further expand insourcing activities in the future could cause us to lose a significant volume of business.

Moreover, companies may not continue to leverage outsourcing services at the same volumes and their outsourcing could be reversed by factors beyond our control, including negative perceptions attached to outsourcing activities or government regulations against outsourcing activities. Current or prospective clients may elect to perform such services in-house that may be associated with using an offshore provider. Political opposition to outsourcing services and / or outsourcing activities may also arise in certain countries if there is a perception that such actions have a negative effect on domestic employment opportunities.
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
In addition, we plan to expand across client industries and enter new industry verticals. If we are unable to successfully adapt our solutions to new industry verticals, our potential growth opportunities could be compromised.
We may not be successful in converting visitors to our customer acquisition websites into purchasers or subscribers.
The growth of our customer acquisition business through our ibex Digital offerings depends in part upon growth in the number of our customers or subscribers we are able to acquire for our clients. The rate at which we convert consumers into customers or subscribers using our customer acquisition websites is a significant factor in the growth of our customer acquisition business. A number of factors could influence this conversion rate for any given period, some of which are outside of our control. These factors include:
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
Some of our existing and future competitors have or will have greater financial, human and other resources, longer operating histories, greater technological expertise and more established relationships in the industries that we currently serve or may serve in the future. In addition, some of our competitors may enter into strategic or commercial relationships among themselves or with larger, more established companies in order to increase their ability to address customer needs and reduce operating costs or enter into similar arrangements with potential clients. Further, trends of consolidation in certain of our industries and among competitors may result in new competitors with greater scale, a broader footprint, better technologies and price efficiencies attractive to our clients. Increased competition, our inability to compete successfully, pricing pressures or loss of market share could result in reduced operating profit margins and diminished financial performance.
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

General economic uncertainty in global markets and unfavorable global economic conditions including inflation, rising interest rates, recession, and foreign exchange fluctuations, could adversely affect us.
Our results of operations may vary based on the impact of changes in the global economy on our clients. Global economic conditions, including inflation, rising interest rates, recession, and foreign exchange fluctuations, affect us, our clients’ businesses, and the markets in which we and they operate. While it is often difficult to predict the impact of general global economic conditions on our business, unfavorable global economic conditions, such as those that occurred during the global financial crisis and economic downturn in 2008 and more recently, during and immediately after the COVID-19 pandemic (the “Pandemic”), could adversely affect the demand for some of our clients’ products and services and, in turn, could cause a decline in the demand for our solutions. Additionally, several of our clients, particularly in the Telecommunication and Technology verticals, have experienced substantial price competition. As a result, we face increasing price pressure from such clients, which, if continued, could negatively affect our operating and financial performance.
Our business and future growth depend largely on continued demand for our solutions from clients based in the United States. We derived 97% of our revenue from customers based in the United States during the fiscal year ended June 30, 2024. In addition, a significant portion of our clients are concentrated in the Retail and E-commerce industry. For the fiscal year ended June 30, 2024, 25.4% of our revenue was derived from clients in the Retail & E-commerce vertical, 15.0% of our revenue was derived from clients in the Telecommunication vertical, 8.4% of our revenue was derived from clients in the Technology vertical, and 4.3% of our revenue was derived from clients in the Cable vertical. For these reasons, among others, the occurrence or persistence of unfavorable economic conditions could adversely affect our business, results of operations, financial condition and prospects.

See also the risk factor entitled Fluctuations against the U.S. dollar in the local currencies in the countries in which we operate could have a material effect on our results of operations.
The inability or unwillingness of clients that represent a large portion of our accounts receivable balance to pay such balances in a timely fashion could adversely affect our business.
We often carry significant accounts receivable balances from a limited number of clients that generate a large portion of our revenues. A client may become unable or unwilling to pay its balance in a timely fashion due to, for example, a general economic slowdown, economic weakness in its industry, the financial insolvency of its business or a dispute as to the services provided. Our efforts to monitor our accounts receivable balances may not successfully identify or predict a client’s financial inability or unwillingness, for any reason, to pay a large accounts receivable balance, which would adversely impact our financial condition and cash flow and could adversely impact our ability to draw upon our receivables-backed lines of credit.
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
We had goodwill and other intangible assets totaling $12.5 million as of June 30, 2024. We review our goodwill and indefinite-lived intangible assets for impairment at least annually or more frequently if events or changes in circumstances indicate the carrying value may not be recoverable. Factors that may be considered a change in circumstances indicating that the carrying value of our goodwill or indefinite-lived intangible assets may not be recoverable include declines in stock price, market capitalization or cash flows and slower growth rates in our industry. We could be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill or indefinite-lived intangible assets were determined. In the year ended June 30, 2024, we did not recognize any impairment of goodwill or indefinite-lived intangible assets.
Our ability to use our net operating loss carry forwards may be subject to limitation.
As of June 30, 2024, for income tax purposes, we had approximately $16.7 million in estimated U.S. state and international net operating loss carry forwards that will begin to expire between 2023 and 2039. The timing and manner in which we may utilize net operating losses may be limited by a lack of future taxable income which could adversely affect our ability to utilize our net operating losses before they expire. In general, net operating losses in one country cannot be used to offset income in any other country and net operating losses in one state cannot be used to offset income in any other state. Accordingly, we may be subject to tax in certain jurisdictions even if we have unused net operating losses in other jurisdictions. Furthermore, each jurisdiction in which we operate may have its own limitations on our ability to utilize net operating losses or tax credit carryovers generated in that jurisdiction. These limitations may increase our U.S. state or foreign income tax liability.
Operational Risk
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

The integration of AI and generative AI technology into our offerings, including our use of third-party providers, could result in operational and reputational harm.

We are increasingly integrating AI into our solutions, including the use of third-party provider offerings, to better position ourselves to offer our clients the most robust set of solutions, while also implementing appropriate governance and controls for its use. AI is still emerging and likely to be an essential part of our future service offerings. The development, adoption, and use of generative AI technologies is still in their infancy, and inadequate AI development or deployment practices by us or our third-party developers or vendors could lead to unintended consequences. While AI offers significant benefits, it also presents risks and challenges to our business. Some of the recently brought to market third-party AI solutions have the potential of replacing some of our lower tier service offerings. At the same time, AI solutions are evolving and are not infallible, and issues with data sourcing, technology integration, program bias in decision-making algorithms, flawed algorithms based on insufficient or biased data sets, security challenges and the protection of personal information and privacy could impair our successful and effective adoption of this technology. Additionally, any latency, disruption, or failure in these AI systems or infrastructure could cause delays or errors in our offerings.

We are also dependent, in part, on our third-party provider offerings and their ability to effectively and quickly integrate their AI into our solutions. We may not have full control over the quality and performance of third-party providers, and therefore, any unexpected deficiencies or problems arising from these third-party providers may cause significant interruptions in the operation of our business. If our AI solutions or those of our third-party providers are deployed before they are perfected and the output from these AI solutions is deemed by clients to be questionable or inaccurate, our brand and reputation may be harmed and our results of operations may be impacted. On the other hand, if we are too slow to market and are unable to timely and effectively integrate and deploy AI in our offerings, we could fall behind our competitors and our results of operations and future prospects may also be impacted. Developing, testing, and deploying resource-intensive AI systems may require additional investment and increase our costs.
Our business is heavily dependent upon our international operations, particularly in the Philippines, Jamaica, Pakistan and Nicaragua and any disruption to those operations would adversely affect us.
Our international operations, particularly in the Philippines, Jamaica, Pakistan and Nicaragua, and our ability to maintain our offshore facilities in those jurisdictions is an essential component of our business model, as the labor costs in certain of those jurisdictions are substantially lower than the cost of comparable labor in the United States and other developed countries, which allows us to competitively price our solutions. Our competitive advantage will be greatly diminished and may disappear altogether as a result of a number of factors, including the failure of power grids in certain of the countries in which we operate, which are subject to frequent outages, and those listed in the risk factors entitled:
•“Natural events, health epidemics, geopolitical conditions, including developing or ongoing conflicts, widespread civil unrest, terrorist attacks and other acts of violence involving any of the countries in which we or our clients have operations could adversely affect our operations and client confidence.”;
•“Fluctuations against the U.S. dollar in the local currencies in the countries in which we operate could have a material effect on our results of operations.”;
•“Our global operations expose us to numerous legal and regulatory requirements.”; and
•“We rely on the attraction, retention, and motivation of qualified senior management, employees, and agents to support our success and operations.”
We rely on the attraction, retention, and motivation of qualified senior management, employees, and agents to support our success and operations.
Our business depends to a significant extent on our ability to attract, hire, train and retain our senior management, large numbers of trained agents and other employees, such as technologists, and other key personnel who enable us to keep pace with growing demands for outsourcing, evolving industry standards, new technology applications and changing client preferences. If we fail to maintain good relations with our employees, we could suffer a strike or other significant work stoppage or other form of industrial action, which could harm us. We may not be able to retain our key personnel or recruit skilled personnel with appropriate qualifications and experience, or to attract, train, and integrate personnel with necessary experience and skills. The outsourcing industry experiences high employee turnover. We operate globally and are subject to varied and changing employment and immigration laws. In each of the industries in which we participate, there is competition for experienced senior management and personnel with industry-specific expertise. We could be negatively impacted if there is increased competition for these employees, particularly in tight labor markets, if there are impactful changes in employment, immigration, or other applicable laws, or if we lose key members of our personnel, particularly to competitors. Additionally, a significant increase in the turnover rate among trained employees could increase our costs and decrease our operating profit margins.
We may also need to increase employee compensation more than in previous periods to remain competitive in attracting the quantity and quality of employees that our business requires. For the fiscal year ended June 30, 2024, payroll and related costs and share-based compensation expense accounted for $338 million, or 67%, of our revenue. Employee benefits expenses in each of the countries in which we operate are a function of the country’s economic growth, level of employment and overall competition for qualified employees in the country. In most of the geographies in which we operate, we have experienced increasing labor costs due to increased demand and greater competition for qualified employees.

Natural events, health epidemics, geopolitical conditions, including developing or ongoing conflicts, widespread civil unrest, terrorist attacks and other acts of violence involving any of the countries in which we or our clients have operations could adversely affect our operations and client confidence.
Natural events (such as floods and earthquakes), health epidemics (including the Pandemic), geopolitical conditions, including developing or ongoing conflicts, widespread civil unrest, terrorist attacks and other acts of violence could result in significant worker absenteeism, increased attrition rates, lower asset utilization rates, voluntary or mandatory closure of our facilities, our inability to meet dynamic employee health and safety requirements, our inability to meet contractual service levels for our clients, our inability to procure essential supplies, travel restrictions on our employees, and other disruptions to our business. For example, a substantial portion of our operations are conducted in the Philippines, Jamaica, Pakistan, and Nicaragua, which have experienced and may continue to face political instability and unrest, natural disasters, acts of terrorism, crime, or similar risks. In addition, these events could adversely affect global economies, financial markets and our clients’ levels of business activity. Any of these events, their consequences or the costs related to mitigation or remediation could impact us. Insurance may not be sufficient to guarantee costs of repairing the damage caused by such disruptive events and such events may not be covered under our insurance policies.
Fluctuations against the U.S. dollar in the local currencies in the countries in which we operate could have a material effect on our results of operations.
During the fiscal year ended June 30, 2024, 3% of our revenue was generated in currencies other than the U.S. dollar. A portion of our costs and expenses that were incurred outside of the United States were paid in foreign currencies, mostly the local currencies of the Philippines, Jamaica, and Pakistan. During the year ended June 30, 2024, out of our total payroll and related costs, 30.9% were incurred in the Philippines Peso, 15.5% were incurred in the Jamaican Dollar and 8.7% were incurred in the Pakistani Rupee. To a lesser extent, we also have exposures to the Nicaraguan Cordoba, Great British Pound, Canadian Dollar, and Honduran Lempira. Because our financial statements are presented, and revenues are primarily generated, in U.S. dollars, whereas some portion of the cost is incurred in foreign currencies, any significant unhedged fluctuations in the currency exchange rates between the U.S. dollar and the currencies of countries in which we incur costs in local currencies will affect our results of operations and financial statements. This may also affect the comparability of our financial results from period to period, as we convert our subsidiaries’ statements of financial position into U.S. dollars from local currencies at the period-end exchange rate, and income and cash flow statements at average exchange rates for the year. See “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” for more information.
As we increase our revenues from non-U.S. locations and expand our solution delivery or back office footprint to other international locations, this effect may be magnified. We engage in hedging strategies in an effort to reduce the adverse impact of fluctuations in foreign currency exchange rates, which may not be successful. See “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” for more information.
We depend upon internet search engines to attract a significant portion of the consumers who visit our customer acquisition websites, and we would be negatively impacted if we are unable to advertise on search engines on a cost-effective basis.
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
If we are unable to maintain successful relationships with our existing marketing partners or fail to establish successful relationships with new marketing partners, our business could be negatively impacted.

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
Our facilities operate on leasehold property, and the inability to renew our leases on commercially acceptable terms or at all may adversely affect our results of operations.
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
We operate in and provide solutions to our clients’ customers in multiple countries and continents around the world and in varied industries, including highly-regulated ones. We also have and may seek to expand operations in emerging market jurisdictions where legal systems may be less developed or familiar to us. As a result, we are subject to numerous, and sometimes conflicting, legal regimes on matters as diverse as outsourcing, anti-corruption, content requirements, trade restrictions and similar controls, tariffs, taxation, sanctions, export control, anti-corruption, anti-bribery, employment, immigration, internal and disclosure control obligations, securities regulation, anti-competition, data security, privacy, taxation, and labor protection and relations. We may be particularly impacted by legal regimes regarding the following:
•Data Privacy Laws. We and our customers may be subject to privacy- and data protection-related laws and regulations that impose obligations in connection with the collection, use, storage, transfer, dissemination, security, and/or other processing (“Processing”) of personal information (such personal information collectively with all information defined or described by applicable law as “personal data,” “personally identifiable information,” “PII” or any similar term, is referred to as personal information), data, financial data, health data or other similar data. In the United States, the privacy and data protection rules and regulations to which we may be subject include those promulgated under the authority of the Federal Trade Commission (“FTC”), state regulators, and regulator enforcement positions and expectations. Similarly, many foreign countries and governmental bodies, including the EU member states and the United Kingdom, have laws and regulations concerning the processing of personal information obtained from their residents and individuals located in the EU or UK or by businesses operating within their jurisdiction, which are often more restrictive and apply more broadly than those in the United States. We also are—or would be—subject to data protection and information security laws in other jurisdictions in which we operate, including in the Philippines and Pakistan. Laws in these and other countries are continuing to evolve. Any actual or perceived failure to safeguard personal information or other information in our possession or control, appropriately destroy or redact such data, or otherwise comply with these regulations may subject us to litigation, regulatory investigations, or enforcement actions, thus causing damage to our reputation and adversely affect our ability to attract or retain customers.
•Telecommunications Laws. Working with clients in the Telecommunication, Technology and Cable verticals means that we may process or come into possession of data that must be treated with special care. For example, in the United States, telecommunications providers are subject to rules on the use and sharing of Customer Proprietary Network Information (“CPNI”). The Telecommunications Act of 1996 limits the uses to which such information may be put, and the parties with whom it may be shared, absent customer permission. It also requires that CPNI be adequately safeguarded. Two U.S. federal agencies, the FTC and the Federal Communications Commission (“FCC”), and various states have enacted laws including, at the federal level, the Telephone Consumer Protection Act of 1991, that restrict the placing of certain telephone calls and texts to residential and wireless telephone subscribers by means of automatic telephone dialing systems, prerecorded or artificial voice messages and fax machines. Internationally, we are also subject to similar laws imposing limitations on marketing calls to wireline and wireless numbers and compliance with do not call rules. These laws require companies to institute processes and safeguards to comply with these restrictions. Some of these laws can be enforced by the FTC, FCC, state attorney generals, foreign regulators or private party litigants.
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
Our business depends significantly upon technology infrastructure, telephone systems, data and other equipment and systems. Internal or external attacks on any of those could disrupt the normal operations of our facilities and impede our ability to provide critical solutions to our clients, thereby subjecting us to liability under our contracts. In addition, our business involves the use, storage, and transmission of information about our employees, our clients, and customers of our clients in connection with our solutions such as personal information of the customers of our clients. Our security controls over our systems, as well as other security practices we follow, may not in the future prevent the improper access to or disclosure of personal information or proprietary information. Such incidents or disclosure could harm our reputation and subject us to significant liability under our client contracts and laws that protect personal information, resulting in increased costs or loss of revenue.
The Company previously experienced a cybersecurity incident in August of 2020. Threat actors may again attempt to penetrate our systems or those of our vendors or fraudulently induce our personnel or the personnel of our vendors to disclose information in order to gain access to our systems or data or seek to gain a fraudulent payment (such as through a phishing/wire fraud scheme). The number and complexity of these threats continue to increase over time. If a material breach of our information technology systems or those of our vendors occurs, the market perception of the effectiveness of our security measures could be harmed and our reputation and credibility could be damaged, resulting in increased costs and potential losses to the Company.
Our insurance coverage may not be adequate to cover losses associated with security incidents, and in any case, such insurance may not cover all of the types of costs, expenses and losses we could incur to address a security incident. For more information on these risks, see the Risk Factors entitled “Our global operations and customers expose us to numerous legal and regulatory requirements” and “Our business relies heavily on technology, telephone and computer systems as well as third-party telecommunications providers, which subjects us to various uncertainties.” For more information on the compliance costs related to applicable legal and regulatory requirements, see the discussion of Regulation in Part I, Item 1 of this Form 10-K.
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
In addition, our effective tax rate could be adversely affected by challenges to our intercompany transactions, changes in the valuation of deferred tax assets and liabilities, changes in tax laws or in their interpretation or enforcement, changes in the mix of earnings in countries with differing tax rates and changes in accounting principles, including U.S. GAAP. Tax rates and policies in the jurisdictions in which we operate may change materially as a result of shifting economic, social and political conditions.

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
On December 5, 2017, following an assessment of the tax policies of various countries by the Code of Conduct Company for Business Taxation of the European Union, the Council of the European Union (the “Council”) approved and published Council conclusions containing a list of “non-cooperative jurisdictions” for tax purposes. In response to the Council’s findings, on December 31, 2018, the Bermuda government enacted the Economic Substance Act 2018, and related regulations, as subsequently amended (the “Substance Act”), with effect from July 1, 2019 for existing Bermuda entities, requiring certain entities in Bermuda engaged in “relevant activities” to maintain a substantial economic presence in Bermuda and to satisfy economic substance requirements. The list of “relevant activities” includes holding entities and financing and leasing (which includes intra-group lending), and the legislation requires Bermuda companies engaging in a “relevant activity” to be locally managed and directed, to carry on core income generating activities in Bermuda, to maintain adequate physical presence in Bermuda, and to have an adequate level of local full time qualified employees and incur adequate operating expenditure in Bermuda. Under the Substance Act, any entity that must satisfy economic substance requirements but fails to do so could face automatic disclosure to competent authorities in the European Union of the information filed by the entity with the Bermuda Registrar of Companies in connection with the economic substance requirements and may also face financial penalties, restriction or regulation of its business activities or may be struck as a registered entity in Bermuda. As a result of implementing the Substance Act, Bermuda does not currently appear on the Council’s list of “non-cooperative jurisdictions” for tax purposes. However, in February 24, 2022, the Council temporarily added Bermuda to the list of cooperative jurisdictions that have committed to implement good tax governance principles (Annex II, also known as the “Grey List”), and in October 2022, Bermuda was returned to being “White Listed,” as it fully complied with the additional requirements of the Council. We are not able to predict how the Bermuda authorities will interpret and enforce the Substance Act or the potential impact of compliance or noncompliance on our results of operations and financial condition.
Moreover, the current U.S. administration and certain members of the U.S. Congress have stated that one of their top legislative priorities is significant reform of the Internal Revenue Code. On August 16, 2022, the United States enacted the Inflation Reduction Act of 2022 (the “Inflation Reduction Act”), which introduces a fifteen percent corporate minimum tax and a one percent excise tax on stock repurchases. We continue to evaluate the Inflation Reduction Act and its requirements, as well as its application to our business.
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
Although these rules are not currently applicable to the Company, the Company operates in participating countries that are expected to implement the OECD’s two-pillar agreement by entering into a multilateral convention and enacting domestic legislation by the end of 2024.
On December 27, 2023, the Government of Bermuda enacted the Bermuda Corporate Income Tax Act 2023 (the “Bermuda CIT Act”). Entities subject to tax under the Bermuda CIT Act are the Bermuda constituent entities of multi-national groups. A multi-national group is defined under the Bermuda CIT Act as a group of entities in more than one jurisdiction with consolidated revenues of at least €750 million for two of the four previous fiscal years. If Bermuda constituent entities of a multi-national group are subject to tax under the Bermuda CIT Act, such tax is charged at a rate of 15% of the net income of such constituent entities (as determined in accordance with the Bermuda CIT Act, including after adjusting for any relevant foreign tax credits applicable to the Bermuda constituent entities). Although the commencement date of the Bermuda CIT Act is January 1, 2024, no tax is chargeable under the Bermuda CIT Act until tax years starting on or after January 1, 2025. Our operations are subject to the requirements of the Bermuda CIT Act.
At this stage, it is difficult to predict whether and to what extent such legislative changes will impact us. We do not currently fall within the definition of a multi-national group as our annual revenues are less than €750 million for more than two of the four previous fiscal years and therefore, the tax payable under the Bermuda CIT Act does not apply to us. However, there may be legislation passed in other jurisdictions in the future which could have implications for us as an international company, which may increase our future global effective tax rate and have a material effect on our future financial position and results of operations.
We may become subject to taxes in Bermuda after 2035.
The Bermuda Minister of Finance, under the Exempted Undertakings Tax Protection Act 1966 of Bermuda, as amended, has given us assurances that if any legislation is enacted in Bermuda that would impose tax computed on profits or income, or computed on any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance tax, then the imposition of any such tax will not be applicable to us or any of our operations, shares, debentures or other obligations until March 31, 2035, except insofar as such tax applies to persons ordinarily residing in Bermuda or to any taxes payable by us in respect of real property owned or leased by us in Bermuda. Given the limited duration of the Bermuda Minister of Finance’s assurance, we cannot assure shareholders that we will not be subject to any Bermuda tax after March 31, 2035. However, on December 27, 2023, the Government of Bermuda enacted the Bermuda CIT Act, which will become effective for tax years beginning on or after January 1, 2025. Given the potential for the new corporate income tax regime in Bermuda to supersede the Minister of Finance’s assurance, the Company may become subject to taxes in Bermuda before March 31, 2035. The tax payable under the Bermuda CIT Act is not currently applicable to us as we do not meet the revenue threshold for a multi-national group under the definition of the Bermuda CIT Act, but this may change in the future, either in terms of our revenues or in terms of the threshold being reduced.
Bermuda law differs from the laws in effect in the United States and may afford less protection to holders of our common shares.
We are incorporated under the laws of Bermuda. As a result, our corporate affairs are governed by the Companies Act which differs in some material respects from laws typically applicable to U.S. corporations and shareholders, including the provisions relating to interested directors, amalgamations, mergers and acquisitions, takeovers, shareholder lawsuits and indemnification of directors. Generally, the duties of directors and officers of a Bermuda company are owed to the company only. Shareholders of Bermuda companies typically do not have rights to take action against directors or officers of the company and may only do so in limited circumstances. Class actions are not available under Bermuda law. The circumstances in which derivative actions may be available under Bermuda law are substantially more prescribed and less clear than they would be to shareholders of U.S. corporations. The Bermuda courts, however, would ordinarily be expected to permit a shareholder to commence an action in the name of a company to remedy a wrong to the company where the act complained of is alleged to be beyond the corporate power of the company or illegal, or would result in the violation of the company’s memorandum of association or bye-laws. Furthermore, consideration would be given by a Bermuda court to acts that are alleged to constitute a fraud against the minority shareholders or, for instance, where an act requires the approval of a greater percentage of the company’s shareholders than that which actually approved it. However, our bye-laws contain a provision by virtue of which unless we consent in writing to the selection of an alternative forum, the United States District Court for the Southern District of New York will be the exclusive forum for any private action asserting violations by us or any of our directors or officers of the Securities Act or the Exchange Act, or the rules and regulations promulgated thereunder, and of all suits in equity and actions at law brought to enforce any liability or duty created by those statutes or the rules and regulations under such statutes. If any action the subject matter of which is within the scope of the preceding sentence is filed in a court other than the United States District Court for the Southern District of New York, the plaintiff or plaintiffs shall be deemed by this provision of the bye-laws (i) to have consented to removal of the action by us to the United States District Court for the Southern District of New York, in the case of an action filed in a state court, and (ii) to have consented to transfer of the action pursuant to 28 U.S.C. § 1404 to the United States District Court for the Southern District of New York. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. Accordingly, there is uncertainty as to whether a court would enforce such provision with respect to claims under the Securities Act, and in any event, our shareholders cannot waive compliance with federal securities laws and the rules and regulations thereunder. If a court were to find the choice of forum provision to be unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions.
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
Any U.S. or other foreign judgments obtained against us may be difficult to enforce against us in Bermuda.
We are incorporated in Bermuda and a significant portion of our assets is located outside the United States (in the jurisdictions that we operate). In addition, certain of our directors are non-residents of the United States. As a result, it may be difficult or impossible for U.S. investors to serve process within the United States upon us or our directors and executive officers, or to enforce a judgment against us for civil liabilities in U.S. courts.
In addition, investors should not assume that courts in the countries in which we are incorporated or where our assets are located would enforce judgments of U.S. courts obtained in actions against us based upon the civil liability provisions of applicable U.S. federal and state securities laws or would enforce, in original actions, liabilities against us based on those laws.
Risks Related to Our Common Shares
We are a “controlled company” within the meaning of the rules of Nasdaq and, as a result, qualify for, and intend to rely on, exemptions from certain corporate governance requirements.
Our bye-laws provide that any shareholder holding 50% or more of the nominal value of our voting shares will have the right to appoint five directors to our Board. If there is no such 50% holder, then any shareholder holding 25% or more of the nominal value of our voting shares (first in time as compared to any other 25% shareholder) will have the right to appoint five directors to our Board. Our Board is currently set at eight members. TRGI is the first-in-time shareholder, holding 32% by nominal value of the voting shares of the

Company as of June 30, 2024 and thus holds the right to appoint five of the eight members of our Board (a majority). As a result, we are a “controlled company” within the meaning of the corporate governance standards of Nasdaq. Under these rules, a company of which more than 50% of the voting power in the election of directors is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements. For example, controlled companies may elect not to comply with certain Nasdaq listing standards that would otherwise require it to have:
1.a board of directors that is composed of a majority of “independent directors” as defined under the Nasdaq rules;

2.a compensation committee that is composed entirely of independent directors;

3.director nominations be made, or recommended to the full board of directors, by our independent directors or by a nomination committee that is composed entirely of independent directors.
Accordingly, investors may not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of Nasdaq.
Our executive officers, directors and principal shareholders have the ability to control all matters submitted to shareholders for approval.
Our executive officers, directors and shareholders owning more than 5% of our outstanding common shares, which we refer to as our principal shareholders, beneficially own shares representing greater than 50% of our outstanding common shares as of June 30, 2024. As a result, if some or all of these shareholders were to choose to act together, they would be able to control all matters submitted to our shareholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, amalgamation, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of the Company on terms that other shareholders may desire.
Our largest shareholder, The Resource Group International Limited, and its major shareholder, TRG Pakistan Limited, have substantial control over us and could limit our shareholders’ ability to influence the outcome of key transactions, including any change of control.
As of June 30, 2024, our largest shareholder, TRGI, beneficially owns, in the aggregate, approximately 32% of our outstanding common shares. As of June 30, 2024, TRG Pakistan Limited (“TRGP”), a publicly traded Pakistan corporation listed on the Pakistan Stock Exchange, beneficially owned 45% of TRGI’s outstanding voting securities (with an ability to vote up to 69% of TRGI’s total voting securities with the consent of the chief executive officer of TRGI). In addition, while TRGI has voting and dispositive control over its ibex shares, TRGP holds the economic interest in those shares. The members of the boards of directors of TRGP and TRGI have some overlap, and TRGP has the exclusive right to appoint three out of the seven directors at TRGI, with the remaining directors appointed jointly with or solely by other shareholders of TRGI. John Leone serves as a director of each of TRGI and TRGP. Mohammed Khaishgi serves as a director of each of TRGI and TRGP, and serves as the chief executive officer of TRGI.
Additionally, pursuant to a stockholder’s agreement, dated September 15, 2017, between TRGI and us (the “TRGI Stockholder’s Agreement”), we will not take or commit to take, or cause or permit any of our subsidiaries to take, certain enumerated actions without TRGI’s consent, to be withheld or given in TRGI’s sole discretion. The TRGI Stockholder’s Agreement will remain in effect until the date that TRGI ceases to hold 10% or more of all shares issued by us, as measured on an as-converted basis. As a result, we expect that TRGP and TRGI will be able to exert significant influence over our business. TRGP and TRGI may have interests that differ from interests of our shareholders and may cause TRGI’s shares in the Company to be voted in a way with which investors disagree and that may be adverse to shareholders’ interests. The concentration of ownership of our share capital may have the effect of delaying, preventing or deterring a change of control of the Company and its subsidiaries, as well as certain M&A activity and securities offerings, and could deprive our shareholders of an opportunity to receive a premium for their common shares as part of a sale of our company and may adversely affect the market price of our common shares. In addition, because of the terms of our bye-laws providing rights to TRGI, as the first-in-time shareholder of 25% or more of the nominal value of our voting shares, to appoint a majority of our directors, we are able to take advantage of exemptions from the Nasdaq corporate governance rules for as long as we continue to qualify as a “controlled company” within the meaning of the Nasdaq corporate governance standards. For more information, see the risk factor entitled “We are a “controlled company” within the meaning of the rules of Nasdaq and, as a result, qualify for, and intend to rely on, exemptions from certain corporate governance requirements.”
The anticipated strategic and financial benefits of our relationship with Amazon may not be realized.
On November 13, 2017, we issued to Amazon.com NV Investment Holdings LLC, a subsidiary of Amazon.com, Inc. (“Amazon”), a 10-year warrant to acquire approximately 10.0% of our equity on a fully diluted and as-converted basis as of the date of issuance of the warrant (the “Amazon Warrant”). We issued this warrant to Amazon with the expectation that it would result in various benefits including, among others, growth in revenues and improved cash flows. Achieving the anticipated benefits from the Amazon Warrant is subject to a number of challenges and uncertainties. If we are unable to achieve our objectives or if we experience delays, the expected benefits may be only partially realized or not at all, or may take longer to realize than expected, which could adversely impact our financial condition and results of operations.

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
We are an “emerging growth company” and a “smaller reporting company”, and certain exemptions from disclosure requirements available to us may make our common shares less attractive to investors.
We are an emerging growth company (“EGC”), as defined in the Jumpstart Our Business Startups Act (the “JOBS Act”), and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not EGCs including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), reduced financial disclosure obligations, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and any golden parachute payments not previously approved. We may take advantage of these provisions until we are no longer an EGC. We would cease to be an EGC upon the earliest to occur of: the last day of the fiscal year in which we have more than $1.235 billion in annual revenue; the date we qualify as a “large accelerated filer,” with at least $700 million of equity securities held by non-affiliates; the issuance, in any three-year period, by us of more than $1.0 billion in non-convertible debt securities; and the last day of the fiscal year ending after the fifth anniversary of our initial public offering. If we take advantage of any of these reduced reporting requirements in future filings, the information that we provide to our shareholders may be different than investors might get from other public companies in which they hold equity interests. We cannot predict if investors will find our common shares less attractive because we may rely on these exemptions. If some investors find our common shares less attractive as a result, there may be a less active trading market for our common shares and our share price may be more volatile.

Additionally, we qualify as a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We may take advantage of certain scaled disclosures available to smaller reporting companies for so long as we qualify as a smaller reporting company. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

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
Furthermore, investor perceptions of the Company may suffer if deficiencies are found, and this could cause a decline in the market price of our common shares. Irrespective of compliance with Section 404, any failure of our internal control over financial reporting could have a material adverse effect on our stated operating results and harm our reputation. If we are unable to implement these requirements effectively or efficiently, it could harm our operations, financial reporting, or financial results and could result in an adverse opinion on our internal control from our independent registered public accounting firm.
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
We cannot assure investors that the measures we have taken to date, and actions we may take in the future, will prevent potential future material weaknesses. In addition, our independent registered public accounting firm has not performed an evaluation of our internal control over financial reporting in accordance with the provisions of the Sarbanes-Oxley Act because no such evaluation has been required to date. Once we no longer qualify as an EGC, the independent registered public accounting firm that audits our financial statements will also be required to audit our internal control over financial reporting. Any delays or difficulty in satisfying these requirements could adversely affect our future results of operations and the price of our shares. Moreover, it may cost us more than we expect to comply with these control- and procedure-related requirements. Failure to comply with Section 404 or to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations could potentially result in a loss in investor confidence in our reported financial information and subject us to sanctions or investigations by regulatory authorities.

See “Item 9A. Controls and Procedures” for information on the material weakness that was identified as of June 30, 2023, which has been remediated as of June 30, 2024. If we are unable to successfully remediate any future material weaknesses in our internal control over financial reporting or identify any additional material weaknesses, the accuracy and timing of our financial reporting may be adversely affected, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports and applicable stock exchange listing requirements, investors may lose confidence in our financial reporting, and our share price may decline as a result.
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
Sales of a substantial number of our common shares in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common shares. As of August 30, 2024, we have 16,803,198 outstanding common shares. Certain of our security holders have rights, subject to some conditions, to require us to file registration statements covering common shares that they hold or to include their shares in registration statements that we may file for ourselves or for other shareholders.
Anti-takeover provisions in our bye-laws could make an acquisition of us, which may be beneficial to our shareholders, more difficult and may prevent attempts by our shareholders to replace or remove our current management.
Provisions in our bye-laws may delay or prevent an acquisition of us or a change in our management. In addition, by making it more difficult for shareholders to replace members of the Board, these provisions also may frustrate or prevent any attempts by our shareholders to replace or remove our current management because the Board is responsible for appointing the members of our management team. These provisions include:
•the ability of the Board to determine the rights, preferences and privileges of our preferred shares and to issue the preferred shares without shareholder approval; and
•the ability of our major shareholder (i.e., a shareholder holding 50% or more; in the absence of such a holder, 25% or more) to appoint a majority of directors to the Board.
These provisions could make it more difficult for a third party to acquire us, even if the third party’s offer may be considered beneficial by many shareholders. As a result, shareholders may be limited in their ability to obtain a premium for their shares.

We have the ability to issue preferred shares without shareholder approval.
Our common shares may be subordinate to classes of preferred shares issued in the future in the payment of dividends and other distributions made with respect to the common shares, including distributions upon liquidation or dissolution. The Board is authorized to issue preferred shares without first obtaining shareholder approval. If we issue preferred shares, it will create additional securities that may have dividend or liquidation preferences senior to our common shares. If we issue convertible preferred shares, a subsequent conversion may dilute the current common shareholders’ interest.
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
•failure of securities analysts to initiate or maintain coverage of us, changes in ratings and financial estimates and the publication of other news by any securities analysts who follow the Company, or our failure to meet these estimates or the expectations of investors;
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
We have never declared or paid any dividends since becoming a public company in August 2020. We currently do not plan to declare dividends on our common shares in the foreseeable future. We currently intend to retain all of our future earnings, if any, to finance the growth and development of our business. The payment of dividends, if any, would be at the discretion of the Board and would depend on our results of operations, capital requirements, financial condition, prospects, contractual arrangements, any limitations on payment of dividends present in our current and future debt agreements and other factors that the Board may deem relevant. Accordingly, if the Board deems it appropriate not to pay any dividends, our investors may only realize future gains on their investments if the price of their common shares increases, which may never occur.

ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 1C.    CYBERSECURITY

Risk Management and Strategy

The Company recognizes the critical importance of developing, implementing, and maintaining effective cybersecurity measures to protect our information systems and provide for the confidentiality, integrity, and availability of our data, as well as that of our customers, business partners and employees. Our cybersecurity processes are integrated into our overall enterprise risk management framework so that cybersecurity risks can be evaluated and managed alongside other business risks. Such integration supports our effort to promote a company-wide culture of cybersecurity risk management.

Our cybersecurity risk management program is focused on the following key areas:

Risk Assessment. Our in-house security teams and third-party security firms periodically evaluate the Company’s cybersecurity policies, processes, and practices. Such evaluations may include audits, assessments, penetration testing, threat modeling, tabletop exercises, and similar activities focused on evaluating the effectiveness of our cybersecurity processes and planning. The Company updates its cybersecurity policies, standards, processes, and practices periodically, as appropriate, based on the insights gained from these assessments, evolving industry standards, cybersecurity threat intelligence, changes to our infrastructure, and client-specific requirements.

The Company considers the following factors in assessing its cybersecurity risks, mitigation, and remediation strategies: the likelihood and degree of risk; potential impact, if a risk materializes; and the feasibility, cost and impact of controls. The specific controls used by the Company vary based on the systems and program involved, but typically include vulnerability and patch management, penetration testing, firewalls, intrusion prevention and detection systems, anti-malware (including anti-phishing) technical safeguards and access controls, privileged access management, endpoint threat detection and response, identity and access management, multi-factor authentication, logging and monitoring, cyber insurance, and physical security controls. The Company also incorporates threat intelligence and monitors emerging cybersecurity threats relevant to the BPO industry.

We have, and will continue to, integrate AI into our solutions, as well as explore potential third-party partnerships to help us be better positioned to offer our clients robust solutions. While AI offers significant benefits, it also presents risks and challenges. AI solutions are evolving and are not infallible, and we may encounter issues with data sourcing, technology integration, program bias into decision-making algorithms, security challenges and the protection of personal information and privacy. The Company typically conducts a risk assessment to identify potential threats and vulnerabilities in the third-party partners’ systems, including reviews of data security, the AI model security, and compliance with applicable laws, regulations, and standards related to AI and data security.

Third-Party Risks. We have established processes to oversee and identify cybersecurity risks presented by third parties. Under these processes, contracts with third parties are to be reviewed for proper contractual controls, to include provisions mandating the implementation and maintenance of appropriate cybersecurity measures as well as legal recourse in the event of a security incident. We periodically conduct assessments of key vendor and business partners’ cybersecurity practices and require them to adhere to our security standards, as appropriate. Additionally, we may perform additional due diligence on select third-party service providers by collecting and reviewing certifications when available. The Company also conducts periodic audits of third-party processes and certifications to consider their use of industry best practices.

Business Continuity, Incident Response and Disaster Recovery. The Company has established and maintains business continuity, incident response, and disaster recovery plans designed to address the Company’s response to cybersecurity incidents and other potential disruptions. Our IT Security, Operations and Compliance teams routinely evaluate and update these plans to enhance our incident response preparedness. The Company also leverages third party incident response and threat detection services.

Education and Awareness. The Company provides regular, mandatory training for all personnel on cybersecurity threats and has processes and procedures in place to communicate out-of-cycle notices and updates regarding the Company’s information security policies, standards, processes, and practices by the CTO as needed.

As indicated above, we utilize a risk-based methodology to determine which security controls are appropriate for a particular circumstance, and it is possible we may not implement suitable controls if we fail to perceive, or underrate, a particular risk. Though we have confidence in the security measures and processes we deploy to protect from cybersecurity threats, neither ibex nor others we rely on may be able to completely, continuously, and successfully execute security controls as intended.

Governance

The Company’s Board is responsible for overseeing cybersecurity risk management as part of its oversight of the Company’s enterprise risk management framework. The Company’s management team is responsible for the day-to-day oversight and management of cybersecurity risks, supported by our dedicated professionals responsible for cybersecurity, fraud, risk management, and compliance. Additionally, our Cybersecurity Committee, which is composed of certain of our executive management, legal and operations leaders, provides sponsorship and guidance to help achieve our management objectives. Our Vice President for IT Data Security (“VP, IT Data Security”) reports to our Chief Technology Officer (“CTO”) and assists in the day-to-day management of cybersecurity risks by leading the Information Security department and operationalizing our Information Security management systems.

Our current VP, IT Data Security, has led our Data Security Department for nine years and holds more than seventeen years of experience in cybersecurity, including security operations, cloud security, and risk management. He has extensive experience with enterprise information security controls and frameworks, such as ISO 27001, PCI DSS, SOC 2 Type II, and HITRUST. Additionally, he holds multiple certifications, including CIISSP (Certified Information Systems Security Professional), CISA (Certified Information Security Auditor), and CISM (Certified Information Security Manager).

The CTO and VP, IT Data Security meet regularly with the Cybersecurity Committee to review the Company’s management of information security risks, and the Cybersecurity Committee evaluates the adequacy of the Company’s IT security program, compliance and controls with our CTO. In addition to scheduled meetings, the CTO, Cybersecurity Committee, and CEO maintain a regular dialogue regarding emerging or potential cybersecurity risks, which may include input from our third party vendors and other external sources. Together, they receive updates on significant developments in the cybersecurity domain from the CTO, as needed and quarterly. These updates, as well as other cybersecurity matters, are provided to the Company’s Board by the CTO to support the Board’s proactive and responsive oversight of cybersecurity related risks. The Board and executive management meet regularly to review cybersecurity risks and developments as part of our enterprise risk management framework.

Cybersecurity Threats

The Company previously experienced a cybersecurity incident in August of 2020. Although cybersecurity threats, including any previous cybersecurity incidents, have not materially affected the Company’s business strategy, results of operations or financial condition, there can be no assurances that future cybersecurity incidents, which are unavoidable, will not materially affect our results of operations, including our business strategy, results of operations, or financial condition. Additional information on cybersecurity risks we face can be found in Part I, Item 1A. “Risk Factors - Unauthorized or improper disclosure of personal information, breach of privacy, whether inadvertent or as the result of a cyber-attack or improperly by our employees, has resulted in liability and could harm us.” which should be read in conjunction with the foregoing information.

ITEM 2.    PROPERTIES
Our executive management offices are located in Washington, D.C., which consist of approximately 5,300 square feet of office space and serves as the headquarters for senior management and the financial, information technology and administrative departments.

As of June 30, 2024, we operated 29 delivery centers in the following countries:

Country	Number of centers	Number of workstations
United States	3	1,020
Philippines	8	7,825
Pakistan	9	2,932
Jamaica	4	3,878
Nicaragua	4	2,710
Honduras	1	476
Total	29	18,841
We lease all of our facilities and do not own any real property. Lease terms are negotiated on an individual basis and contain a wide range of different terms and conditions. Leases are typically made for a fixed period of two to fifteen years and may include renewal options to provide operational flexibility.

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
Based on currently available information and advice received from counsel, the Company believes that the disposition or ultimate resolution of any current legal proceedings, except as otherwise specifically reserved for in its financial statements, will not have a material adverse effect on the Company’s financial position, cash flows or results of operations. Refer to Note 9. “Commitments”, included in Item 8. “Financial Statements and Supplementary Data” for additional information.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common shares began trading on the Nasdaq Global Market under the symbol “IBEX” on August 7, 2020. As of August 30, 2024, the sale price for the Company’s common shares, as reported by the Nasdaq, was $17.24 per share.
As of August 30, 2024, we had 139 holders of record of our common shares.
Dividend Distribution Policy
We currently do not plan to declare dividends on our common shares in the foreseeable future. We currently intend to retain all of our future earnings, if any, to finance the growth and development of our business. The payment of dividends, if any, would be at the discretion of our Board and would depend on our results of operations, capital requirements, financial condition, prospects, contractual arrangements, any limitations on payment of dividends present in our current and future debt agreements and other factors that our Board may deem relevant.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The Board may authorize share repurchases of the Company’s common shares. Purchases made pursuant to these authorizations may be carried out through open market or privately negotiated transactions, including block transactions and Rule 10b5-1 trading plans, depending on market conditions and in accordance with applicable rules and regulations, at times and in such amounts as the Company deems appropriate. The actual timing, number, and dollar amount of repurchase transactions will be determined by management at its discretion and will depend on a number of factors including, but not limited to, the market price of the Company’s common shares, general market and economic conditions, and compliance with Rule 10b-18 and/or Rule 10b5-1 under the Exchange Act.
The Board will review the repurchase program periodically and may authorize adjustment of its terms and size, suspend or discontinue the program. The Company has and expects to fund future repurchases with its existing cash balance. The share repurchase program does not obligate the Company to acquire any particular amount of common shares.

On May 1, 2024, the Board authorized $30 million in share repurchases during the next twelve months (the "2024 Share Repurchase Program”). The following table provides information related to our purchases of our common shares during the three months ended June 30, 2024:

Period	Total Number of Shares Purchased	Average Price Paid per Share[1]	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under 2024 Share Repurchase Program ($000s)
April 1 - 30, 2024	—	$—	—	$—
May 1 - 31, 2024	50,000	$15.55	50,000	$29,223
June 1 - 30, 2024	147,229	$15.97	147,229	$26,871
Total	197,229	$15.86	197,229	$26,871
Refer to Note 14. “Stockholders’ Equity”, included in Item 8. “Financial Statements and Supplementary Data” for more information on our share repurchases and further information on our share repurchase programs.

Recent Sale of Unregistered Securities and Use of Proceeds
None.
Stock Performance Graph
We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.
ITEM 6.    [RESERVED]
1 The Average Price Paid per Share excludes broker commissions.

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
This Form 10-K includes certain historical consolidated financial and other data for IBEX Limited (“ibex,” “we,” “us,” “our” or the “Company”). The following discussion provides a narrative of our financial condition and results of operations for the fiscal year ended June 30, 2024 compared to the fiscal year ended June 30, 2023. Discussion and analysis for the fiscal year ended June 30, 2023 compared to the fiscal year ended June 30, 2022 may be found in the Company’s Annual Report on Form 10-K for the year ended June 30, 2023 filed with the SEC on September 13, 2023.
Overview

ibex delivers innovative business process outsourcing (“BPO”), smart digital marketing, online acquisition technology, and end-to-end customer engagement solutions to help companies acquire, engage, and retain valuable customers. Today, ibex operates a global customer experiences (“CX”) delivery center model consisting of 29 delivery centers around the world, while deploying next-generation technology to drive superior customer experiences for many of the world’s leading companies across various verticals, including Retail & E-commerce, HealthTech, FinTech, Utilities and Logistics. ibex leverages its diverse global team of approximately 30,000 employees together with industry-leading technology, including its Wave iX platform, to manage nearly 169 million customer interactions on behalf of our clients, driving a truly differentiated customer experience.
Business Highlights

During the fiscal year ended June 30, 2024, the Company continued to deliver a solid financial performance, in particular, growth in our digital-first solutions with leading clients in our Retail & E-commerce, HealthTech and Travel, Transportation & Logistics verticals. We closed two sites during the year to optimize utilization in our onshore and nearshore geographies. Despite macroeconomic conditions impacting our historical growth trends, as well as the unfavorable impact on our revenue from shifting mix from onshore to offshore geographies, the business performed well in several important areas, including profitability, strong free cash flows, new client wins with key clients in strategic verticals, and continued client and vertical diversification. As expected, our new sales pipeline and wins have picked up pace, with eighteen new clients during the fiscal year ended June 30, 2024 compared to ten in the prior year.
Recent Financial Highlights

The Company delivered revenues of $508.6 million during the fiscal year ended June 30, 2024, a 2.8% decline compared to the prior year, largely due to the year over year migration of delivery from onshore to higher margin offshore regions, macroeconomic conditions, and external factors impacting the FinTech and Telecommunication verticals, partially offset by growth in the Retail & E-commerce, HealthTech, and Travel, Transportation & Logistics verticals. Net income during the year ended June 30, 2024 was $33.7 million, a 6.6% increase from $31.6 million during the prior year. The increase was driven by improved operational delivery, increased interest income on invested funds, and lower income tax expense which is attributed to changes in geographic mix, compared to the prior year. Fully diluted earnings per share of $1.84 was up from $1.67 in the prior year.
Trends and Factors Affecting our Performance
There are a number of key trends and factors that have affected and may affect our results of operations.

Macroeconomic Trends

Macroeconomic factors, including but not limited to, increasing inflation and interest rates, global economic and geopolitical uncertainty, changes in foreign currency exchange rates, and the impact that these factors are having on our clients and their customers, have also impacted our financial results during fiscal year 2024. Some of our customers have increased their focus on cost reduction, resulting in decisions to shift work from onshore sites to offshore sites, which has contributed to a modest decline in revenue during fiscal year 2024 compared to prior years. We expect that these factors will continue to impact our operations in the near term; however, we also believe that they present opportunities with both new and existing clients, as companies maintain a focus on cost reduction.

Artificial Intelligence (“AI”)

With the increasing applicability of AI in enhancing business processes, the BPO industry is increasingly evaluating and starting to integrate AI into its range of solutions to improve the customer experience and efficiencies. We are moving aggressively to leverage generative AI in our business. We introduced our Wave iX technology on January 30, 2024. We have created a three-pronged AI strategy, which continues to keep ibex at the forefront of digital transformation. Our solutions are focused on increasing agent productivity, providing deeper customer insights to elevate the customer experience and putting AI in front of the customer journey with voice and chat bots. We believe we are well positioned to leverage our leadership position in adopting new technology in the CX sector and to create significant value for our clients through the application of AI. We believe that our approach to bringing a combination of our AI-enabled solutions plus a robust set of third-party AI-enabled solutions to our clients positions the company to not only be a fast-mover in the market, but also to capture an outsized share of AI-impacted future revenue, and to help minimize risk to our overall revenue and provide opportunities for future profitability enhancement. While the initial implementation of some AI-solutions may impact revenue directly derived from traditional agent-driven activities, it is our belief that by remaining on the forefront and bringing these solutions to our clients, we will be able to capture a greater share of AI-enabled revenue work and maintain and grow our overall business and results.

Client’s Underlying Business Performance

Demand for customer interaction services reflects a client’s underlying business performance and priorities. Growth in a client’s business often results in increased demand for our customer engagement solutions. Conversely, a decline in a client’s business generally results in a decrease in demand for our customer engagement solutions, shifting volume to lower cost geographies, and potential increases in demand for our customer acquisition and expansion solutions. The correlation between business performance and demand for outsourced customer interaction solutions can therefore be complex, and depends upon several factors, such as industry consolidation, client investments in growth, and overall macroeconomic environment, all of which can result in short term revenue volatility for outsourcing providers. Demand during the fiscal year ended June 30, 2024 was constrained when compared to prior fiscal years, due in large part to the aforementioned macroeconomic conditions.

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
As demand for delivery locations has continued to shift towards lower cost geographies during the year ended June 30, 2024, we have continued to fill the additional capacity in our offshore region and expect this capacity to be absorbed quickly as clients and prospective clients look to relocate work to cost advantageous markets in the near term. We continue to realize cost savings as we optimize the number of onshore and nearshore delivery centers.
Labor Costs

When compensation levels of our employees increase, we may not be able to pass on such increased costs to our clients or do so on a timely basis, which tends to depress our operating profit margins if we cannot generate sufficient offsetting productivity gains. During fiscal year 2024, we continued to see increasing wage pressure in all of our geographies, in part brought on by the current global inflation and labor shortage, which is increasing competition for contact center agents from other sectors of the economy. During fiscal year 2024, we have offset some of these wage increases with higher agent quality and increased productivity, higher agent retention, and increased client prices under contractual cost of living adjustments (“COLA”). Furthermore, our overall labor cost as a percentage of revenue is impacted by the aforementioned shift in delivery location from onshore delivery centers to offshore centers.
Delivery Location

We generate greater profit margins from our work carried out by agents located in offshore and nearshore geographies compared to our work carried out from onshore locations in the United States. As a result, our operating margins are influenced by the proportion of our work delivered from these higher margin locations. Over time we have expanded and further diversified our delivery network by adding facilities in these locations, offering a significant relative cost advantage. Our percentage of workstations in nearshore and offshore centers is approximately 95% as of June 30, 2024. We regularly evaluate whether to procure additional space or enter into new markets as we continue to add employees and expand geographically to meet the demands of our business.
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

Sales Cycles and New Client Wins

We have a strong track record of winning key new client accounts and as a result of our land and expand strategy, we have been successful in winning an increasing number of new client engagements, and subsequently increasing our revenues with these clients year over year. Historically, our in-year new client wins have generated 2.5x to 3.0x revenue in the second and third years of the engagement. However, in the slowing economic environment, our sales cycles lengthened in fiscal year 2023 and the first two quarters of fiscal year 2024. We experienced a faster pace of sales activity during the second half of fiscal year 2024.
Client Concentration
During the fiscal year 2024, our largest client accounted for 12% while our three largest clients accounted for 29% of our consolidated revenue. We now have over 55 clients with greater than $1 million in annual revenue. We believe client diversification is an important attribute in a challenging market.
Pricing
Our revenues are dependent upon both volumes and unit pricing for our services. Client pricing is often expressed in terms of a base price per minute or hour as well as, in limited cases, with bonuses and occasionally penalties depending upon our achievement of certain client objectives. During fiscal year 2024, the tightening in the global labor market and corresponding wage inflation, as well as increasing facilities expenses have resulted in us pursuing and successfully negotiating price increases or COLA with many of our clients.
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
Net Effect of Currency Exchange Rate Fluctuations
While substantially all of our revenues are generated in U.S. dollars, a significant portion of our operating expenses are incurred outside of the United States and paid for in the respective foreign currencies, principally the local currencies of the Philippines, Jamaica and Pakistan. During the fiscal year ended June 30, 2024, out of our total employee benefits expenses, 30.9% were incurred in the Philippine Pesos, 15.5% were incurred in the Jamaican Dollar and 8.7% were incurred in Pakistani Rupee. As a result, our operations are subject to the effects of changes in exchange rates against the U.S. dollar. See “Item 7A. Quantitative and Qualitative Disclosures about Market Risk.”
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

During fiscal year 2024, capacity utilization increased from 77% in the prior year to 84% as we continue to utilize capacity in nearshore and offshore geographies and optimize our onshore capacity. Capacity utilization was over 100% in the United States as we continued to migrate towards a work at home model.
The following table displays our capacity utilization by region for the fiscal years ended June 30, 2024 and 2023:

	As of June 30, 2024
	Total Production Workstations	In Use	Utilization %
Offshore	10,757	9,415	88%
Nearshore	7,064	4,875	69%
United States	1,020	1,590	156%
Total	18,841	15,880	84%

	As of June 30, 2023
	Total Production Workstations	In Use	Utilization %
Offshore	10,777	9,121	85%
Nearshore	8,491	5,111	60%
United States	1,290	1,580	122%
Total	20,558	15,812	77%

Results of Operations
The following summarizes the results of our operations for the fiscal years ended June 30, 2024 and 2023:

	Fiscal Year ended June 30,
($000s)	2024	2023
Revenue	$508,569	$523,118

Cost of services	356,536	374,992
Selling, general and administrative	93,143	88,663
Depreciation and amortization	19,461	18,985
Income from operations	$39,429	$40,478

Interest income	2,071	640
Interest expense	(514)	(792)
Income before income taxes	$40,986	$40,326

Provision for income tax expense	(7,331)	(8,744)
Net income	$33,655	$31,582
Fiscal Years Ended June 30, 2024 and 2023
Revenue

Our revenue was $508.6 million for the fiscal year ended June 30, 2024, a decrease of $14.5 million, or 2.8%, compared to the prior year. This decrease was primarily driven by macroeconomic factors impacting the FinTech and Telecommunication verticals, which decreased $26.0 million, or 26.8%, and $9.0 million, or 10.5%, respectively, compared to the prior year. These decreases were partially offset by increases in the Retail & E-commerce vertical of $7.8 million, or 6.4%, HealthTech vertical of $6.8 million, or 11.3%, and Travel, Transportation & Logistics vertical of $6.2 million, or 10.0% from the prior year.

As a percentage of total revenue, the revenue from our Retail & E-commerce vertical increased to 25.4% for the fiscal year ended June 30, 2024 compared to 23.2% in the prior year, the revenue from our HealthTech vertical increased to 13.1% compared to 11.5%, and the revenue from our Travel, Transportation & Logistics vertical increased to 13.4% compared to 11.9%. Conversely, the revenue from our FinTech vertical decreased to 14.0% for the fiscal year ended June 30, 2024 compared to 18.5% in the prior year, and the revenue from our Telecommunication vertical decreased to 15.0% compared to 16.3% in the prior year.
Operating Expenses

Cost of services
Cost of services was $356.5 million during the fiscal year ended June 30, 2024, a decrease of $18.5 million, or 4.9%, compared to the prior year. The decrease in cost of services was primarily due to decreases in payroll and related costs, facilities, telecom, local transportation and other site related expenses, partially offset by increases in reseller commissions and lead expenses.
Payroll and related costs were $274.4 million during the fiscal year ended June 30, 2024, a decrease of $12.7 million, or 4.4%, compared to the prior year. As a percent of revenue, payroll costs decreased to 54.0% during the fiscal year ended June 30, 2024 compared to 54.9% in the prior year, reflecting the continuing trend of migrating volume to lower cost regions.
Facilities expenses, including rent and utilities, were $48.9 million during the fiscal year ended June 30, 2024, a decrease of $3.9 million, or 7.3%, compared to the prior year. Telecom, local transportation and other site related expenses were $11.9 million during the fiscal year ended June 30, 2024, a decrease of $1.7 million, or 12.6%, compared to the prior year. These decreases were primarily due to the site optimization efforts completed in the fourth quarter of fiscal year 2023.
Reseller commissions and lead expenses were $12.0 million during the fiscal year ended June 30, 2024, an increase of $0.6 million, or 5.0%, compared to the prior year. These increases were primarily due to increases in the utilization of our third-party affiliates for inbound inquiries as well as search engine costs in connection with our digital sales and marketing efforts.
Selling, general, and administrative expense (“SG&A”)

SG&A expense was $93.1 million during the fiscal year ended June 30, 2024, an increase of $4.5 million, or 5.1%, compared to the prior year. The increase in SG&A expense was primarily due to impairment losses, increases in payroll and related costs (including severance), IT expenses, and facilities expenses, partially offset by decreases in share-based compensation expense and insurance expense.

The increase in payroll and related costs of $1.9 million was primarily driven by severance costs of $1.4 million related to the elimination of certain positions that we considered redundant, and investments in our technology, sales and marketing, and client service teams as we continue to focus on revenue growth. IT expenses increased $1.6 million due to continued investments in cybersecurity and core business management systems. During the fiscal year ended June 30, 2024, we determined that the estimated fair value of the operating lease asset and certain assets at two of our delivery centers no longer exceeded their carrying value, and recorded total impairment losses of $1.5 million. These increases were partially offset by decreases in share-based compensation.
Depreciation and amortization expense (“D&A”)
D&A expense was $19.5 million during the fiscal year ended June 30, 2024, an increase of $0.5 million or 2.5%, compared to the prior year. The increase was primarily driven by the timing of additions resulting in higher D&A for our onshore and offshore regions, partially offset by decreases in our nearshore regions. As a percentage of revenue, D&A increased to 3.8% during the fiscal year ended June 30, 2024 compared to 3.6% in the prior year.
Income from operations
Income from operations was $39.4 million during the fiscal year ended June 30, 2024 compared to $40.5 million during the prior year. The operating margin was 7.8% during the fiscal year ended June 30, 2024, consistent with the prior year despite the aforementioned macroeconomic factors impacting our historical growth trends, as well as the impairment losses and severance costs recorded during the current year.
Interest income

Interest income during the fiscal year ended June 30, 2024 was $2.1 million compared to $0.6 million for the prior year as income from invested funds increased compared to the same period in the prior year.

Interest expense

Interest expense during the fiscal year ended June 30, 2024 was $0.5 million, down from $0.8 million during the prior year, driven by lower borrowings.
Provision for Income Taxes

Income tax expense was $7.3 million during the fiscal year ended June 30, 2024, a decrease of $1.4 million when compared with the prior year, primarily due to a lower effective tax rate in the current year. The effective tax rate was 17.9% and 21.7% for the fiscal years ended June 30, 2024 and 2023, respectively. The changes in effective tax rate between these periods was primarily attributable to changes in revenue mix across our taxable jurisdictions and discrete items recorded in the prior year.

Non-GAAP Financial Measures
We present non-GAAP financial measures because we believe that they and other similar measures are widely used by certain investors, securities analysts and other interested parties as supplemental measures of performance and liquidity. We also use these measures internally to establish forecasts, budgets and operational goals to manage and monitor our business, as well as evaluate our underlying historical performance, as we believe that these non-GAAP financial measures provide a more helpful depiction of our performance of the business by encompassing only relevant and manageable events, enabling us to evaluate and plan more effectively for the future. The non-GAAP financial measures may not be comparable to other similarly titled measures of other companies, have limitations as analytical tools, and should not be considered in isolation or as a substitute for analysis of our operating results as reported in accordance with U.S. GAAP. Non-GAAP financial measures and ratios are not measurements of our performance, financial condition or liquidity under U.S. GAAP and should not be considered as alternatives to operating profit or net income / (loss) or as alternatives to cash flow from operating, investing or financing activities for the period, or any other performance measures, derived in accordance with U.S. GAAP.
Adjusted net income, adjusted net income margin, and adjusted earnings per share
Adjusted net income is a non-GAAP profitability measure that represents net income before the effect of the following items: non-recurring expenses (including domestic filer conversion and legal and settlement costs), severance costs, impairment losses, warrant contra revenue, foreign currency gains, share-based compensation expense, gain on sale of subsidiaries, and loss on lease terminations, net of the tax impact of such adjustments. We define adjusted net income margin as adjusted net income divided by revenue. We define adjusted earnings per share as adjusted net income divided by weighted average diluted shares outstanding.
We use adjusted net income, adjusted net income margin, and adjusted earnings per share internally to establish forecasts, budgets and operational goals to manage and monitor our business, as well as evaluate our underlying historical performance. We believe that adjusted net income, adjusted net income margin, and adjusted earnings per share are meaningful indicators of performance as it reflects what we believe is closer to the actual results of our business performance by removing items that we believe are not reflective of our underlying business. We also believe that adjusted net income, adjusted net income margin, and adjusted earnings per share may be widely used by investors, securities analysts and other interested parties as a supplemental measure of performance.
Adjusted net income, adjusted net income margin, and adjusted earnings per share may not be comparable to other similarly titled measures of other companies and have limitations as an analytical tool and should not be considered in isolation or as a substitute for analysis of our operating results as reported under U.S. GAAP. Because of these limitations, investors should consider adjusted net income, adjusted net income margin, and adjusted earnings per share in conjunction with other U.S. GAAP financial performance measures, including net income from operations and net income, among others.

The following table provides a reconciliation of net income and net income margin to adjusted net income and adjusted net income margin, and diluted earnings per share to adjusted earnings per share for the years presented:

	Year ended June 30,
($000s, except per share amounts)	2024	2023
Net income	$33,655	$31,582
Net income margin	6.6%	6.0%

Non-recurring expenses	—	2,224
Severance costs	1,621	—
Impairment losses	1,532	—
Warrant contra revenue	1,183	1,090
Foreign currency gains	(1,815)	(801)
Share-based compensation expense	3,765	4,606
Gain on sale of subsidiaries	—	(246)
Loss on lease terminations	—	251
Total adjustments	$6,286	$7,124
Tax impact of adjustments[2]	(1,590)	(1,760)
Adjusted net income	$38,351	$36,946
Adjusted net income margin	7.5%	7.1%

Diluted earnings per share	$1.84	$1.67
Per share impact of adjustments to net income	0.26	0.28
Adjusted earnings per share	$2.10	$1.96

Weighted average diluted shares outstanding	18,255	18,893
EBITDA, adjusted EBITDA, and adjusted EBITDA margin
EBITDA is a non-GAAP profitability measure that represents net income before the effect of the following items: interest expense, income tax expense, and depreciation and amortization. Adjusted EBITDA is a non-GAAP profitability measure that represents EBITDA before the effect of the following items: non-recurring expenses (including domestic filer conversion and legal and settlement costs), severance costs, impairment losses, interest income, warrant contra revenue, foreign currency gains, share-based compensation expense, gain on sale of subsidiaries, and loss on lease terminations. Adjusted EBITDA margin is a non-GAAP profitability measure that represents adjusted EBITDA divided by revenue.
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
EBITDA, adjusted EBITDA and adjusted EBITDA margin may not be comparable to other similarly titled measures of other companies and have limitations as analytical tools and should not be considered in isolation
2 The tax impact of each adjustment is calculated using the effective tax rate in the relevant jurisdictions.

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
Because of these and other limitations, investors should consider EBITDA, adjusted EBITDA and adjusted EBITDA margin in conjunction with U.S. GAAP financial performance measures, including cash flows from operating activities, investing activities and financing activities, net income, net income margin, and other financial results.
The following table provides a reconciliation of net income and net income margin to EBITDA, adjusted EBITDA and adjusted EBITDA margin for the years presented:

	Year ended June 30,
($000s)	2024	2023
Net income	$33,655	$31,582
Net income margin	6.6%	6.0%

Interest expense	514	792
Income tax expense	7,331	8,744
Depreciation and amortization	19,461	18,985
EBITDA	$60,961	$60,103
Non-recurring expenses	—	2,224
Severance costs	1,621	—
Impairment losses	1,532	—
Interest income	(2,071)	(640)
Warrant contra revenue	1,183	1,090
Foreign currency gains	(1,815)	(801)
Share-based compensation expense	3,765	4,606
Gain on sale of subsidiaries	—	(246)
Loss on lease terminations	—	251
Adjusted EBITDA	$65,176	$66,587

Adjusted EBITDA margin	12.8%	12.7%
Net income margin
Net income margin increased to 6.6% for the fiscal year ended June 30, 2024 compared to 6.0% during the prior year. The increase was driven by improved margins due to client migration to higher margin offshore regions, increased interest income on invested funds, and lower income tax expense which is attributed to changes in geographic mix, compared to the prior year.

Adjusted EBITDA margin
Despite the aforementioned macroeconomic factors impacting our historical growth trends, adjusted EBITDA margin increased slightly to 12.8% compared to the prior year, primarily due to the site optimization efforts completed in the fourth quarter of fiscal 2023 and the migration of clients to higher margin offshore locations.
Free cash flow
Free cash flow is a non-GAAP liquidity measure that represents net cash provided by operating activities less capital expenditures. While we believe that free cash flow provides useful information to investors in understanding and evaluating our liquidity position in the same manner as our management, our use of free cash flow has limitations as an analytical tool, and investors should not consider it in isolation or as a substitute for analysis of our financial results as reported under U.S. GAAP. Further, other companies, including companies in our industry, may adjust their cash flows differently, which may reduce the value of free cash flow as a comparative measure. The following table reconciles net cash provided by operating activities to free cash flow, for the years presented:

	Year ended June 30,
($000s)	2024	2023
Net cash provided by operating activities	$35,900	$41,859
Less: capital expenditures	8,855	18,952
Free cash flow	$27,045	$22,907
Net cash provided by operating activities during the fiscal year ended June 30, 2024 was $35.9 million compared to $41.9 million during the fiscal year ended June 30, 2023. The decrease was primarily driven by a decline in absolute revenue due to client migration to offshore locations, lower training revenue recognized, investments in our technology, sales and marketing, and client service functions, and higher use of working capital of $3.6 million.

Free cash flow during the fiscal year ended June 30, 2024 was $27.0 million, an increase of $4.1 million from the prior year. The increase is due to decreased capital expenditures during the fiscal year ended June 30, 2024 as we utilized capacity built out over the last two years, partially offset by a decrease in net cash inflow from operating activities.
Net cash
Net cash is a non-GAAP liquidity measure that represents cash and cash equivalents less total debt. We believe that net cash provides useful information to investors in understanding and evaluating our ability to pay off debt. Our use of net cash has limitations as an analytical tool, and investors should not consider it in isolation or as a substitute for analysis of our financial results as reported under GAAP. Further, other companies, including companies in our industry, may adjust their cash or debt differently, which may reduce the value of net cash as a comparative measure.
Net cash is calculated below:

($000s)	June 30, 2024	June 30, 2023
Cash and cash equivalents	$62,720	$57,429

Debt
Current	$660	$413
Non-current	867	600
Total debt	$1,527	$1,013
Net cash	$61,193	$56,416
The increase in cash and cash equivalents as of June 30, 2024 is primarily due to lower capital expenditures and debt repayments, offset by an increase in share repurchases and lower operating cash flow, compared to the prior year.

The increase in net cash as of June 30, 2024 is primarily due to lower capital expenditures and debt repayments, partially offset by an increase in share repurchases and lower operating cash flow compared to the prior year.
JOBS Act Accounting Election
We qualify as an EGC pursuant to the provisions of the JOBS Act. The JOBS Act permits an EGC like us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. We have elected to use the extended transition period until we are no longer an EGC or until we choose to opt out of the extended transition period affirmatively and irrevocably. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements applicable to public companies.
Liquidity and Capital Resources
Our principal sources of liquidity are cash and cash equivalents, cash flows from operations, and the unused availability under our existing credit facility, described in more detail below in “Financing Arrangements.” As of June 30, 2024, the unused availability under our existing credit facility was $79.0 million.

As of June 30, 2024, our total indebtedness was $1.5 million, consisting of our finance leases. We were in compliance with all debt covenants as of June 30, 2024. Refer to Note 8. “Debt”, included in Item 8. “Financial Statements and Supplementary Data” for further information on our debt.

We use these resources to finance our operations, expand current delivery centers, open new delivery centers, invest in upgrades of technology, service offerings, and for other strategic initiatives, such as acquiring or investing in complementary businesses or intellectual property rights, or share repurchases. Our future liquidity requirements will depend on many factors, including our growth rate and the timing and extent of spending to engage in the activities mentioned above. We believe that our existing cash balance together with cash generated from our operations will be sufficient to meet our liquidity requirements for at least the next twelve months.

To the extent additional funds are necessary to meet our long-term liquidity needs as we execute on our business strategy, we anticipate that they will be obtained through the utilization of current availability under our $80.0 million revolving credit facility (as amended, the “PNC Credit Facility”) with PNC Bank, N.A. (“PNC”), additional indebtedness, additional equity financings or a combination of these potential sources of funds; however, such additional financing may not be available on favorable terms, or at all. If we are unable to raise additional funds when desired, our business, financial condition and results of operations could be adversely affected.
The Board may authorize share repurchases of the Company’s common shares and the Company had multiple share repurchase plans during the years ended June 30, 2024 and 2023. On May 1, 2024, the Board authorized the Company’s current share repurchase program of $30 million in share repurchases during the next twelve months. For the years ended June 30, 2024 and 2023, the Company repurchased 1,322,105 and 17,558 shares, respectively, of its common shares totaling $21.7 million, and $0.3 million, respectively. All repurchases under these programs were funded with our existing cash balance.

The following discussion highlights our cash flow activities during the last three fiscal years.

	Year ended June 30,
	2024	2023
Net cash inflow / (outflow) from
Operating activities	$35,900	$41,859
Investing activities	(8,855)	(19,037)
Financing activities	(21,733)	(13,614)
Effects of exchange rate difference on cash and cash equivalents	(21)	(610)
Net increase / (decrease) in cash and cash equivalents	$5,291	$8,598
Cash and cash equivalents at beginning of the period	57,429	48,831
Cash and cash equivalents at the end of the period	$62,720	$57,429
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

As of June 30, 2024, we had cash and cash equivalents of $62.7 million, including $5.1 million located outside of the United States, and $2.5 million that is subject to certain local regulations on repatriation. As of June 30, 2023, we had cash and cash equivalents of $57.4 million, including $5.6 million located outside of the United States, and $1.7 million that is subject to certain local regulations on repatriation. Our cash position as of June 30, 2024 increased primarily due to lower capital expenditures and debt repayments, offset by an increase in share repurchases and lower operating cash flow, compared to the prior year.
Cash Flows from Operating Activities
Net cash inflow from operating activities during the fiscal year ended June 30, 2024 was $35.9 million compared to $41.9 million during the fiscal year ended June 30, 2023. The decrease in net cash inflow from operating activities was primarily driven by a decline in absolute revenue due to client migration to offshore locations, lower training revenue recognized, investments in our technology, sales and marketing, and client service functions, and higher use of working capital of $3.6 million.
Cash Flows from Investing Activities
During the year ended June 30, 2024, we had net expenditures of $8.9 million on investing activities primarily related to purchases of IT and telecommunications equipment, and capacity expansion in Pakistan.
During the year ended June 30, 2023, we had expenditures of $19.0 million on investing activities primarily related to capacity expansion in Jamaica and Pakistan and investments in information technology.
Cash Flows from Financing Activities
During the year ended June 30, 2024, we expended a total of $21.7 million on financing activities, of which $21.6 million related to purchasing our common shares under the share repurchase programs.

During the year ended June 30, 2023, we expended $13.6 million on financing activities, primarily related to the repayment of debt, both term and revolving, offset by net cash receipts from stock transactions of $1.8 million.
Our cash resources could also be affected by various risks and uncertainties. For additional information, please see the section entitled “Risk Factors.”

Financing Arrangements
We are party to a number of financing arrangements with banks, financial institutions and lessors that serve to meet our liquidity requirements. The following is a summary of our principal financing arrangement.
PNC Credit Facility
In November 2013, our subsidiary Ibex Global Solutions, Inc. (formerly known as TRG Customer Solutions, Inc.) entered into the PNC Credit Facility with PNC Bank, National Association (“PNC”), which was a three-year $35.0 million revolving credit facility. Between June 2015 and March 2021, the PNC Credit Facility was amended multiple times for increases to the maximum revolving advance amount and extension of the maturity date. In March 2021, the PNC Credit Facility was amended to join Digital Globe Services, LLC, TelSatOnline, LLC and 7 Degrees, LLC as borrowers, with the maximum revolving advance amount increased to $60 million. In September 2021, the PNC Credit Facility was amended to join iSky, LLC as a borrower. In June 2022, the PNC Credit Facility was amended to increase the maximum revolving advance amount to $80 million, with the ability to request increases, up to a maximum revolving advance amount of $95 million (contingent upon lender approval), change the reference rate used from LIBOR to Term Secured Overnight Financing Rate (“SOFR”) and extend the maturity date to May 2026. In May 2024, the PNC Credit Facility was amended for PNC's consent to the assignment of certain customer contracts (the "Contract Assignments") by the borrowers to the Company's subsidiary, Ibex Global FZ-LLC, provided that (i) the contract revenues associated with such Contract Assignments, upon the effectiveness of such Contract Assignments, shall not in the aggregate be greater than $175 million and (ii) the borrowers comply with additional reporting requirements to PNC. Borrowings under the PNC Credit Facility bear interest at SOFR plus a margin of 1.75% and/or negative 0.5% of the PNC Commercial Lending Rate for domestic loans. The PNC Credit Facility also requires a commitment fee of 0.25% per annum of undrawn commitments to be paid quarterly in arrears. The PNC Credit Facility is guaranteed by IBEX Global Limited and secured by substantially all the assets of Ibex Global Solutions, Inc., Digital Globe Services, LLC, TelSatOnline, LLC, 7 Degrees, LLC, and iSky, LLC. The PNC Credit Facility balance as of June 30, 2024 and 2023 was $0.0 million and $0.1 million, respectively.
Contractual obligations
As of June 30, 2024, we have no material off-balance sheet transactions and we are not a guarantor of any other entities’ debt or other financial obligations. For further discussion of contractual obligations, such as debt, leases, and purchase obligations, please refer to our audited consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data.”

The following table summarizes our contractual obligations as of June 30, 2024:

	Payments Due by Period
	Total	Within 12 months	13 months and after
Debt obligations	$1,527	$660	$867
Operating lease obligations	65,492	12,051	53,441
Purchase obligations	15,593	8,698	6,895
Total	$82,612	$21,409	$61,203
Purchase obligations

Purchase obligations mainly relate to long term telecommunications contracts and enterprise cloud solutions for the continuing operation of our business.

Future capital requirements

We expect capital expenditures in fiscal year 2025 to be between 3.0% and 4.0% of revenue. Because we have heavily invested in capacity expansion and growth over the last few years, we are expecting approximately 40%

of fiscal year 2025 capital expenditures will be directed to additional growth in the business while 60% will be directed towards maintenance of existing assets.

Our capital expenditure requirements could increase materially in the event of an acquisition or the launch of large new client contracts, which generally require increased capital expenditures for equipment and working capital to support hiring and training activities.
Critical Accounting Policies and Estimates
The Company’s consolidated financial statements are prepared in accordance with U.S. GAAP. Preparation of these financial statements requires the Company to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The Company’s most critical accounting estimates are those most important to the portrayal of its financial condition and results of operations which require the Company to make its most difficult and subjective judgments, often as a result of the need to make estimates regarding matters that are inherently uncertain. The Company has identified the following as its most critical accounting estimates. Although management believes that its estimates and assumptions are reasonable, they are based on information available when they are made and, therefore, may differ from estimates made under different assumptions or conditions.
The Company’s significant accounting policies are discussed in Note 1. “Overview and Summary of Significant Accounting Policies” and Note 2. “Revenue from Contracts with Customers”, included in Item 8. “Financial Statements and Supplementary Data” and should be reviewed in connection with the following discussion.
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
Warrant to purchase common shares
The Company accounts for a warrant to purchase its common shares as an equity instrument in accordance with the provisions of Accounting Standards Update (“ASU”) No. 2019-08, Compensation – Stock Compensation (Topic 718) and ASC 606, Revenue from Contracts with Customers, which requires entities to measure and classify share-based payment awards granted to a customer by applying the guidance under Topic 718, as of January 1, 2019.

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
Foreign currency exchange risk
The Company serves many of its U.S. based clients through our delivery centers located in various countries, primarily in the Philippines, Pakistan, Nicaragua, and Jamaica. Although contracts with these clients are typically priced in U.S. dollars, a substantial portion of related costs is denominated in the local currency of the country where services are provided, resulting in foreign currency exposure that could have an impact on our results of operations. Our primary foreign currency exposures are in Philippine Peso (“PHP”), Jamaican Dollar, and Pakistani Rupee. There can be no assurance that we can take actions to mitigate such exposure in the future, and if taken, that such actions will be successful or that future changes in currency exchange rates will not have a material adverse impact on our future operating results. A significant change in the value of the U.S. dollar against the currency of one or more countries where we operate may have a material adverse effect on our financial condition and results of operations.

The following table summarizes the relative strengthening / (weakening) of the U.S. dollar against the local currencies that are most relevant to our business:

	June 30,
Currency	2024	2023	2022
Philippine Peso	6.2%	0.5%	13.5%
Jamaican Dollar	1.5%	1.2%	1.8%
Pakistani Rupee	(2.7)%	39.6%	30.0%
To mitigate foreign exchange fluctuations on the PHP we hedge a portion of our Philippine operating costs. While our hedging strategy can protect us from short term risks related to foreign currency movements, an overall strengthening of the PHP would adversely impact margins over the long term.

Based upon our level of operations during the year ended June 30, 2024, a 10% appreciation/depreciation in the PHP against the U.S. dollar would have increased or decreased our expenses incurred and paid in PHP by approximately $12.0 million or $9.8 million, respectively, for the year ended June 30, 2024. Based upon our level of operations during the year ended June 30, 2024, a 10% appreciation/depreciation in the Jamaican Dollar against the U.S. dollar would have increased or decreased our expenses incurred and paid in Jamaican Dollar by approximately $5.5 million or $4.5 million, respectively, for the year ended June 30, 2024. Based upon our level of operations during the year ended June 30, 2024, a 10% appreciation/depreciation in the Pakistani Rupee against the U.S. dollar would have increased or decreased our expenses incurred and paid in Pakistani Rupee by approximately $3.7 million or $3.1 million, respectively, for the year ended June 30, 2024.

To mitigate against credit and default risk, we only enter into derivative contracts and other financial instruments with investment grade financial institutions and our derivative valuations reflect the creditworthiness of our counterparties. As of the date of this Form 10-K, we have not experienced, nor do we anticipate experiencing, any counterparty defaults.
Refer to Note 7. “Derivatives”, included in Item 8. “Financial Statements and Supplementary Data” for further information on our foreign currency hedging program.
Interest rate risk
The Company’s exposure to market risk for changes in interest rates relates primarily to the cash and bank balances and the PNC Credit Facility. Borrowings under the PNC Credit Facility bear interest at SOFR plus 1.75% and/or negative 0.5% of the PNC Commercial Lending Rate for domestic loans. The Company did not have any outstanding balances on the PNC Credit Facility at June 30, 2024. Accordingly, a hypothetical 10% increase or decrease in SOFR would not cause a material increase or decrease in our interest expense over the next 12 months.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
IBEX LIMITED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of IBEX Limited

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of IBEX Limited and subsidiaries (the "Company") as of June 30, 2024 and 2023, the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows, for each of the three years in the period ended June 30, 2024, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Deloitte & Touche LLP

Tampa, Florida
September 12, 2024

We have served as the Company's auditor since 2021.

IBEX LIMITED AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except share data)

	June 30, 2024	June 30, 2023
Assets
Current assets
Cash and cash equivalents	$62,720	$57,429
Accounts receivable, net of allowance of $72 and $120	98,366	86,364
Prepaid expenses	7,712	6,616
Due from related parties	192	43
Tax advances and receivables	9,080	5,965
Other current assets	1,888	2,190
Total current assets	179,958	158,607

Non-current assets
Property and equipment, net	29,862	41,151
Operating lease assets	59,145	70,919
Goodwill	11,832	11,832
Deferred tax asset, net	4,285	4,585
Other non-current assets	8,822	6,230
Total non-current assets	113,946	134,717
Total assets	$293,904	$293,324

Liabilities and stockholders' equity
Current liabilities
Accounts payable and accrued liabilities	$16,719	$18,705
Accrued payroll and employee-related liabilities	30,674	29,360
Current deferred revenue	4,749	6,413
Current operating lease liabilities	12,051	13,036
Current maturities of long-term debt	660	413
Due to related parties	60	2,314
Income taxes payable	6,083	3,020
Total current liabilities	70,996	73,261

Non-current liabilities
Non-current deferred revenue	1,128	1,383
Non-current operating lease liabilities	53,441	64,854
Long-term debt	867	600
Other non-current liabilities	1,673	3,262
Total non-current liabilities	57,109	70,099
Total liabilities	128,105	143,360

Commitments (Note 9)

Stockholders' equity
Common stock: par value $0.0001, 108,057,967 shares authorized, 17,017,476 and 18,280,419 shares outstanding as of June 30, 2024 and 2023, respectively	2	2
Additional paid-in capital	210,200	204,734
Treasury stock at cost: 1,567,552 and 245,447 shares as of June 30, 2024 and 2023, respectively	(25,367)	(3,682)
Accumulated other comprehensive loss	(7,913)	(6,312)
Accumulated deficit	(11,123)	(44,778)
Total stockholders' equity	165,799	149,964
Total liabilities and stockholders' equity	$293,904	$293,324
See accompanying notes to consolidated financial statements.

IBEX LIMITED AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(in thousands, except share data)

	Year Ended June 30,
	2024	2023	2022
Revenue	$508,569	$523,118	$492,851

Cost of services (exclusive of depreciation and amortization presented separately below)	356,536	374,992	373,973
Selling, general and administrative	93,143	88,663	80,153
Depreciation and amortization	19,461	18,985	18,100
Total operating expenses	469,140	482,640	472,226
Income from operations	39,429	40,478	20,625

Interest income	2,071	640	43
Interest expense	(514)	(792)	(1,289)
Income before income taxes	40,986	40,326	19,379

Provision for income tax (expense) / benefit	(7,331)	(8,744)	2,077
Net income	$33,655	$31,582	$21,456

Other comprehensive income / (loss)
Foreign currency translation adjustments	$(1,623)	$(2,234)	$(2,281)
Unrealized (loss) / gain on cash flow hedging instruments, net of tax	(111)	515	(323)
Actuarial gain / (loss) on defined benefit plan	133	(31)	440
Total other comprehensive loss	(1,601)	(1,750)	(2,164)
Total comprehensive income	$32,054	$29,832	$19,292

Net income per share
Basic	$1.90	$1.74	$1.18
Diluted	$1.84	$1.67	$1.15

Weighted average common shares outstanding
Basic	17,704	18,200	18,232
Diluted	18,255	18,893	18,724
See accompanying notes to consolidated financial statements.

IBEX LIMITED AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
(in thousands)

	Common shares		Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income / (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Amount
Balance, June 30, 2021	18,399	$2	—	$194,961	$(2,398)	$(97,816)	$94,749
Net income for the period ended June 30, 2022	—	—	—	—	—	21,456	21,456
Foreign currency translation adjustment	—	—	—	—	(2,281)	—	(2,281)
Changes in fair value of cash flow hedges	—	—	—	—	(323)	—	(323)
Purchase of treasury shares	(228)	—	(3,406)	—	—	—	(3,406)
Changes in defined benefit plan	—	—	—	—	440	—	440
Issue of restricted common shares	73	—	—	—	—	—	—
Provision for common stock warrants	—	—	—	970	—	—	970
Issue of common shares related to option issuances	3	—	—	35	—	—	35
Stock based compensation expense	—	—	—	1,818	—	—	1,818
Balance, June 30, 2022	18,247	$2	(3,406)	$197,785	$(4,562)	$(76,360)	$113,459
Net income for the period ended June 30, 2023	—	—	—	—	—	31,582	31,582
Foreign currency translation adjustment	—	—	—	—	(2,234)	—	(2,234)
Changes in fair value of cash flow hedges	—	—	—	—	515	—	515
Purchase of treasury shares	(18)	—	(276)	—	—	—	(276)
Changes in defined benefit plan	—	—	—	—	(31)	—	(31)
Forfeiture of restricted common shares	(72)	—	—	—	—	—	—
Provision for common stock warrants	—	—	—	1,090	—	—	1,090
Issue of common shares related to option issuances	123	—	—	2,053	—	—	2,053
Stock based compensation expense	—	—	—	3,806	—	—	3,806
Balance, June 30, 2023	18,280	$2	(3,682)	$204,734	$(6,312)	$(44,778)	$149,964
Net income for the period ended June 30, 2024	—	—	—	—	—	33,655	33,655
Foreign currency translation adjustment	—	—	—	—	(1,623)	—	(1,623)
Changes in fair value of cash flow hedges	—	—	—	—	(111)	—	(111)
Purchase of treasury shares	(1,322)	—	(21,685)	—	—	—	(21,685)
Changes in defined benefit plan	—	—	—	—	133	—	133
Provision for common stock warrants	—	—	—	1,183	—	—	1,183
Issue of common shares related to option issuances	59	—	—	366	—	—	366
Stock based compensation expense	—	—	—	3,917	—	—	3,917
Balance, June 30, 2024	17,017	$2	(25,367)	$210,200	$(7,913)	$(11,123)	$165,799

See accompanying notes to consolidated financial statements.

IBEX LIMITED AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands)

	June 30, 2024	June 30, 2023	June 30, 2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$33,655	$31,582	$21,456
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,461	18,985	18,100
Noncash lease expense	13,205	14,456	14,066
Warrant contra revenue	1,183	1,090	970
Deferred income tax provision / (benefit)	344	4,529	(5,170)
Share-based compensation expense	3,765	4,606	1,851
Allowance of expected credit losses	33	295	—
Impairment losses	1,532	—	—
Loss on lease terminations	—	251	—
Gain on sale of subsidiaries	—	(246)	—
Change in assets and liabilities:
Increase in accounts receivable	(12,068)	(12,297)	(9,705)
(Increase) / decrease in prepaid expenses and other current assets	(7,517)	1,467	3,551
(Decrease) / increase in accounts payable and accrued liabilities	(2,246)	(3,753)	2,307
(Decrease) / increase in deferred revenue	(1,919)	(4,797)	5,506
Decrease in operating lease liabilities	(13,528)	(14,309)	(12,926)
Net cash inflow from operating activities	35,900	41,859	40,006

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(8,855)	(18,952)	(25,919)
Cash outflow from sale of subsidiaries, net of cash received	—	(85)	—
Net cash outflow from investing activities	(8,855)	(19,037)	(25,919)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from line of credit	238	43,448	88,117
Repayments of line of credit	(291)	(54,597)	(99,227)
Repayment of debt	—	(3,795)	(6,834)
Proceeds from the exercise of options	366	2,053	35
Principal payments on finance leases	(490)	(447)	(818)
Purchase of treasury shares	(21,556)	(276)	(3,406)
Net cash outflow from financing activities	(21,733)	(13,614)	(22,133)
Effects of exchange rate difference on cash and cash equivalents	(21)	(610)	(965)
Net increase / (decrease) in cash and cash equivalents	5,291	8,598	(9,011)
Cash and cash equivalents at beginning of the year	57,429	48,831	57,842
Cash and cash equivalents at end of the year	$62,720	$57,429	$48,831

Supplemental cash flow disclosures
Cash paid for interest	$514	$152	$1,246
Cash paid for income taxes	$7,688	$4,283	$2,160

Supplemental non-cash disclosures
Change in accounts payable related to fixed assets	$(548)	$(621)	$1,631
See accompanying notes to consolidated financial statements.

IBEX LIMITED AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(in thousands, except share data)
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
The Company is an end-to-end provider of technology-enabled customer lifecycle experience (“CLX”) solutions. Through the Company’s integrated CLX platform, a comprehensive portfolio of solutions is offered to optimize customer acquisition, engagement, expansion and experience for clients. The Company leverages sophisticated technology and proprietary analytics, in combination with its global footprint and business process outsourcing expertise, to protect and enhance clients’ brands. The Company manages nearly 169 million interactions each year with consumers on behalf of clients through an omni-channel approach, using voice, web, chat and email.
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

In addition our ibex Digital suite of solutions works with consumer-facing businesses to help them build, grow and scale technology-driven customer acquisition solutions, while helping drive digital transformation. We offer digital marketing, e-commerce technology, and platform solutions for our clients, helping them build new customer acquisition channels, increase acquired customers, and often do both at a reduced cost. We also have a small suite of what we call CX services which measures, monitors and manages our clients’ holistic customer experiences.
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
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of presentation and principles of consolidation
On December 31, 2022, we determined that we no longer met the criteria to remain a foreign private issuer. Effective July 1, 2023, the Company became a domestic filer and we are required to file periodic reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, and to follow other rules as required.

The Company’s consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for the fiscal years ended June 30, 2024 and 2023, and retrospectively for the fiscal year ended June 30, 2022 and include the financial results of all wholly-owned subsidiaries. When the Company does not have majority ownership in an entity but exerts significant influence over that entity, the Company accounts for the entity under the equity method of accounting. All intercompany balances and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current year presentation.

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
Revenue recognition
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
The Company generally does not incur significant upfront costs to fulfill or obtain a contract that would qualify for capitalization under Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers.

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

In accordance with Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments - Credit Losses (Topic 326), the Company estimates its credit losses using the lifetime expected credit loss model. The allowance for credit losses is calculated quarterly based on the Company’s historical loss percentages, net of recoveries. In addition to the evaluation of historical losses, the Company considers current and future economic conditions and events such as changes in customer credit quality and liquidity. The Company will write-off accounts receivable against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.
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

Property and equipment, net
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

During the year ended June 30, 2024, we determined that the estimated fair value for certain assets at two of our delivery locations no longer exceeded their carrying value. The fair value of these assets was based on various assumptions including our ability to redeploy and utilize the assets at other sites. We recognized impairment losses related to leasehold improvements, furniture & fixtures, and computer equipment of $1.3 million during the year ended June 30, 2024, which is included in selling, general and administrative expense in the consolidated statements of comprehensive income. There were no impairment losses recognized during the years ended June 30, 2023 or 2022.
Leases
The Company determines whether an arrangement contains a lease at inception in accordance with the provisions of ASC 842, Leases. Operating leases are included in operating lease assets and current and non-current operating lease liabilities, and assets leased under finance leases are included in property and equipment, net and current and long-term debt in the consolidated balance sheets.
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
Certain of the Company’s lease agreements include rental payments that adjust periodically based on an index or rate, generally the applicable Consumer Price Index. The operating lease liability is measured using the prevailing index or rate at the measurement date (i.e., the commencement date). Incremental payments due to changes to the index- and rate-based lease payments are expensed as incurred.
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

During the year ended June 30, 2024, we determined that the estimated fair value for one of our operating leases no longer exceeded its carrying value. The fair value of the lease asset was based on various assumptions including market-based factors and our ability to utilize the site in the future. We recognized an impairment loss on the operating lease asset of $0.3 million during the year ended June 30, 2024, which is included in selling, general and administrative expense in the consolidated statements of comprehensive income. There were no impairment losses recognized during the years ended June 30, 2023 or 2022.
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

No impairments were recorded during the years ended June 30, 2024, 2023 or 2022.
Other intangible assets
The Company has indefinite-lived intangible assets consisting of trademarks. The Company evaluates indefinite-lived intangible assets for possible impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Similar to goodwill, the Company may first use a qualitative analysis to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. The qualitative analysis will include a review of changes in economic, market and industry conditions, business strategy, and financial performance, among others, to determine if there would be a significant decline to the fair value of an indefinite-lived intangible asset. If a quantitative analysis is completed, an indefinite-lived intangible asset is evaluated for possible impairment by comparing the fair value of the asset with its carrying value. An impairment charge is recorded if the asset’s carrying value exceeds its estimated fair value. No impairments were recorded during the years ended June 30, 2024, 2023 or 2022.

Other intangible assets are included in other non-current assets on the consolidated balance sheets.
Derivatives
The Company accounts for financial derivative instruments under ASC 815, Derivatives and Hedging. The Company generally utilizes options with expirations of 12 months or less to reduce its foreign currency exposure due to exchange rate fluctuations on forecasted operating cash flows denominated in non-functional foreign currencies. In using derivative financial instruments to hedge these exposures, the Company exposes itself to counterparty credit risk.
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
For the years ending June 30, 2024, 2023, and 2022, the Company incurred plan expenses of $1.4 million, $1.2 million, and $1.0 million, respectively, which is recorded in selling, general and administrative expenses.
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
As of June 30, 2024 and 2023, defined benefit obligations of $1.3 million and $1.2 million, respectively, were included in other non-current liabilities in the consolidated balance sheets, and amounts recognized in the consolidated statements of comprehensive income for the years ended June 30, 2024, 2023, and 2022 were $0.3 million, $0.4 million, and $0.4 million, respectively.
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
Share repurchase programs
The Company’s board of directors (the “Board”) may authorize share repurchases of the Company’s common shares. Purchases made pursuant to these authorizations may be carried out through open market transactions, negotiated purchases or otherwise, at times and in such amounts as the Company deems appropriate. Shares repurchased under such authorizations are held in treasury for general corporate purposes, including issuances under various employee share-based award plans. When Company shares are repurchased, the amount of the consideration paid (including directly attributable costs, net of any tax effects) is recognized as a deduction of additional paid in capital. Repurchased shares are classified as treasury shares and are presented as a deduction from total equity. When treasury shares are subsequently sold or reissued, the amount received is recognized as an increase in additional paid in capital, and any resulting surplus or deficit on the transaction is reclassified to accumulated deficit.

The Board will review the repurchase program periodically and may authorize adjustment of its terms and size, and suspend or discontinue the program. The Company has funded and expects to fund future repurchases with its existing cash balance. The share repurchase programs do not obligate the Company to acquire any particular amount of common shares. See Note 14. “Stockholders’ Equity” for more information on share repurchases.
Equity method investment
The Company uses the equity method to account for its investment in a company if the investment provides the Company with the ability to exercise significant influence over, but not control of, the operating and financial policies of the investee. The Company’s consolidated net income includes the Company’s proportionate share of the net income or loss of the investee. The Company’s judgment regarding the level of influence over its equity method investee includes considering key factors such as the Company’s ownership interest, representation on the Board and participation in policy-making decisions of the investee and material intercompany transactions. The Company has elected to classify distributions from its investee based on the cumulative earnings approach. See Note 17. “Investment in Joint Venture” for more information.

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

The Company capitalized $3.5 million during the year ended June 30, 2024. There were no costs capitalized during the year ended June 30, 2023.

Other postemployment benefits

During the year ended June 30, 2024, the Company eliminated certain positions that it considered redundant and incurred approximately $1.6 million in severance costs, of which $1.4 million is recorded in selling, general and administrative expense and $0.2 million is recorded in cost of services in the consolidated statements of comprehensive income. As of June 30, 2024, $0.8 million was accrued and is expected to be paid by July 30, 2025.
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
Recently Issued Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. In addition, the amendments enhance interim disclosure requirements, clarify segment disclosure requirements for entities with a single reportable segment, and contain other disclosure requirements. The amendments in ASU No. 2023-07 are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. We are currently evaluating the impact of the new guidance on the disclosures to our consolidated financial statements.

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
2.REVENUE FROM CONTRACTS WITH CUSTOMERS
The majority of the Company’s revenues are derived from contracts with customers who are located in the United States of America (the “United States” or “U.S.”). However, the Company delivers most of its services from regional customer experience delivery centers that are located in geographies outside of the United States.

Our global delivery model is built on regional customer experience delivery centers and includes a unique ability to support work-at-home capabilities in any region that we currently operate.

The Company generated its revenue from clients based in the United States and other countries as below:

($000s)	June 30, 2024	June 30, 2023	June 30, 2022
Revenue
United States	$493,015	$509,170	$476,092
Other countries	15,554	13,948	16,759
Total	$508,569	$523,118	$492,851

The following table presents the breakdown of the Company’s revenues by geographical location, based on where the services are provided for the years ended:

($000s)	June 30, 2024	June 30, 2023	June 30, 2022
Revenue
Onshore (United States)	$120,153	$145,401	$167,925
Offshore (Philippines, Pakistan)	244,825	221,913	186,902
Nearshore (Jamaica, Nicaragua, Honduras)	143,591	155,804	138,024
Total	$508,569	$523,118	$492,851
The following table presents the breakdown of the Company’s revenue by pattern of revenue recognition for the years ended:

($000s)	June 30, 2024	June 30, 2023	June 30, 2022
Pattern of Revenue recognition
Services transferred over time	$477,663	$489,942	$455,206
Services transferred at a point in time	30,906	33,176	37,645
	$508,569	$523,118	$492,851
The movement in the deferred revenue is as follows:

($000s)	June 30, 2024	June 30, 2023
Beginning balance	$7,796	$12,593
Revenue recognized	(8,509)	(11,329)
Revenue deferred	6,590	6,532
Ending balance	$5,877	$7,796

3.ACCOUNTS RECEIVABLE AND SIGNIFICANT CLIENT
Accounts receivable, net in the accompanying consolidated balance sheets consists of the following:

($000s)	June 30, 2024	June 30, 2023
Accounts receivable	$98,438	$86,484
Less: Allowance for credit losses	(72)	(120)
Accounts receivable, net	$98,366	$86,364
The Company will write-off accounts receivable against the allowance when it determines a balance is uncollectible, and wrote-off $0.1 million and $1.4 million for the years ended June 30, 2024 and 2023, respectively. Write-offs for the fiscal year ended June 30, 2022 were not material.
Activity in the Company’s allowance for credit losses consists of the following:

($000s)	June 30, 2024	June 30, 2023
Beginning balance	$120	$1,290
Provision for credit losses	93	321
Reversal of provision for credit losses	(60)	(26)
Uncollectible receivables written off	(87)	(1,410)
Effect of foreign exchange	6	(55)
Ending balance	$72	$120
Significant Client
During the years ended June 30, 2024 and 2023, the Company had one client that contributed approximately 12% of total revenue, respectively. As of June 30, 2024 and 2023, the accounts receivable from this client was $13.6 million and $6.0 million, respectively.
To limit the Company’s credit risk with its clients, management regularly monitors the aging of customer receivables, maintains allowances for credit losses and may require prepayment for services from certain clients. Based on currently available information, management does not believe significant credit risk exists as of June 30, 2024.
4.PROPERTY AND EQUIPMENT, NET
Property and equipment consists of the following:

($000s)	June 30, 2024	June 30, 2023
Leasehold improvements	$34,421	$37,356
Furniture & fixtures	28,842	31,228
Computer equipment	76,283	73,824
Software	21,359	21,057
Vehicles	2,826	1,779
Assets under construction	1,705	435
Property and equipment, gross	$165,436	$165,679
Less: Accumulated depreciation	(135,574)	(124,528)
Property and equipment, net	$29,862	$41,151

The following table presents the Company’s total property and equipment, net by geographic location:

($000s)	June 30, 2024	June 30, 2023
United States	$5,920	$10,751
Philippines	5,667	9,117
Pakistan	6,739	3,923
Jamaica	8,659	13,374
Nicaragua	2,082	3,421
Honduras	795	565
Total	$29,862	$41,151
Depreciation expense, which includes depreciation expense for finance lease assets, for the Company was $19.5 million, $19.0 million, and $18.1 million for the years ended June 30, 2024, 2023, and 2022, respectively.
5.LEASES
The Company has operating lease obligations primarily for our delivery centers and finance lease obligations primarily for vehicles and other equipment. Leases typically have initial terms of two to fifteen years, and may include renewal options if the Company is reasonably certain to exercise such options.
The components of lease cost are as follows:

($000s)	June 30, 2024	June 30, 2023	June 30, 2022
Operating lease cost:
Operating lease cost	$19,753	$21,614	$21,442
Variable lease cost	2,949	4,127	4,207
Short-term lease cost	211	—	—
Total operating lease cost	$22,913	$25,741	$25,649

Finance lease cost:
Amortization of right of use assets	$653	$446	$375
Interest on lease liabilities	235	143	93
Total finance lease cost	$888	$589	$468
The following table presents supplemental balance sheet information related to leases:

($000s)	June 30, 2024	June 30, 2023
Operating lease assets	$59,145	$70,919

Operating lease liabilities, current	$12,051	$13,036
Operating lease liabilities, non-current	53,441	64,854
Total operating lease liabilities	$65,492	$77,890

Finance lease assets, net	$1,697	$929

Finance lease liabilities, current	$660	$361
Finance lease liabilities, non-current	867	600
Total finance lease liabilities	$1,527	$961

The following table presents supplemental cash flow information related to leases:

($000s)	June 30, 2024	June 30, 2023	June 30, 2021
Cash paid for amounts included in the measurement of lease liabilities	$13,528	$14,309	$12,926
Operating cash flows paid for interest portion of finance leases	235	143	93
Financing cash flows paid for principal portion of finance leases	490	447	818
The following table presents supplemental noncash information related to leases:

($000s)	June 30, 2024	June 30, 2023
Right-of-use assets obtained in exchange for lease obligations
Operating leases	$6,069	$11,281
Finance leases	$1,040	$881
Reduction due to reassessment of lease renewal options
Right-of-use assets	$(3,656)	$—
Operating lease liabilities	$(3,689)	$—

	June 30, 2024	June 30, 2023
Weighted average remaining lease term (in years)
Operating leases	5.1	5.7
Finance leases	2.2	2.6

Weighted average discount rate
Operating leases	10.5%	9.2%
Finance leases	22.3%	13.4%
The following table presents the maturities of our lease liabilities as of June 30, 2024:

($000s)	Operating Leases	Finance Leases
Year Ending
2025	$17,384	$916
2026	15,968	701
2027	15,746	304
2028	14,222	—
2029	12,082	—
Thereafter	10,815	—
Total undiscounted lease payments	86,217	1,921
Less: liability accretion	(20,725)	(394)
Total lease liabilities	$65,492	$1,527

6.GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
The carrying amount of goodwill at both June 30, 2024 and 2023 was $11.8 million. During the years ended June 30, 2024 and 2023, the Company performed a qualitative assessment and determined that the estimated fair value of the reporting unit exceeded the carrying value, therefore, no impairment charges were recognized.

Other Intangible Assets
The carrying amount of indefinite-lived intangible assets (trademarks) at both June 30, 2024 and 2023 was $0.7 million and is included in other non-current assets in the consolidated balance sheets. During the years ended June 30, 2024 and 2023, the Company performed a qualitative assessment and determined that no impairment was necessary.
7.DERIVATIVES
Foreign exchange contracts
From time to time, the Company enters into foreign currency exchange contracts, consisting of offsetting foreign exchange option contracts (“collars”), to mitigate foreign exchange fluctuations on the Philippine Peso (“PHP”) within a certain range and on a certain percentage of its PHP operating costs. The collars are designated as cash flow hedges upon inception, in accordance with ASC 815, in order to match the financial results of the hedges with the forecasted transactions. These contracts cover periods commensurate with the expected exposure, generally three to twelve months. We execute our contracts with our primary banking partner, PNC Bank, National Association (“PNC”). The Company has not experienced any material issues related to derivative counterparty defaults.
The following table shows the notional amount and fair value of our foreign exchange cash flow hedging instruments as of June 30, 2024 and 2023:

Settlement date	Hedged currency	Foreign currency rate	Notional amount ($000s)	Fair Value ($000s)
Foreign currency option contracts - liabilities
July 8, 2024 through December 19, 2024	PHP	54.00 - 57.50	$9,789
Fair value as of June 30, 2023				100
Fair value as of June 30, 2024				335
The fair value of the collars is included in accounts payable and accrued liabilities in the consolidated balance sheets.
Changes in the fair value of derivatives that are designated and qualify as cash flow hedges are recognized in AOCI. Amounts previously recognized in AOCI are reclassified to cost of services in the periods in which the hedged expenses occur.

Refer to Note 14. "Stockholders' Equity" for further details on the change in fair value of our cash flow hedges and the net gain or loss reclassified to earnings from effective hedges during the years ended June 30, 2024, 2023 and 2022.

8.DEBT
Debt consists of the following:

($000s)	June 30, 2024	June 30, 2023
Debt
PNC Credit Facility	$—	$52
Finance leases	1,527	961
Total debt	$1,527	$1,013
Less: Current maturities of long-term debt and finance leases	(660)	(413)
Total long-term debt	$867	$600
Revolving credit facility
PNC Credit Facility
In November 2013, the Company’s subsidiary, Ibex Global Solutions, Inc. (formerly known as TRG Customer Solutions, Inc.), entered into the three-year $35.0 million revolving credit facility with PNC (as amended, the “PNC Credit Facility”). Between June 2015 and March 2021, the PNC Credit Facility was amended multiple times for increases to the maximum revolving advance amount and extensions of the maturity date. In March 2021, the PNC Credit Facility was amended to join its wholly owned subsidiaries, Digital Globe Services, LLC, TelSatOnline, LLC and 7 Degrees, LLC as borrowers. In September 2021, the PNC Credit Facility was amended to join its wholly owned subsidiary, iSky, LLC as a borrower. In June 2022, the PNC Credit Facility was amended to increase the maximum revolving advance amount to $80 million, with the ability to request increases, up to a maximum revolving advance amount of $95 million (contingent upon lender approval), change the reference rate used from LIBOR to Term Secured Overnight Financing Rate (“SOFR”) and extend the maturity date to May 2026.

In May 2024, the Company's subsidiaries, Ibex Global Solutions, Inc., Digital Globe Services, LLC, TelSatOnline, LLC, 7 Degrees, LLC, and iSky, LLC (collectively, the "Borrowers") entered into the Seventeenth Amendment to the PNC Credit Facility (the "Amendment") with PNC. The Amendment provides PNC's consent to the assignment of certain customer contracts (the "Contract Assignments") by the Borrowers to the Company's subsidiary, Ibex Global FZ-LLC, provided that (i) the contract revenues associated with such Contract Assignments, upon the effectiveness of such Contract Assignments, shall not in the aggregate be greater than $175 million and (ii) the Borrowers comply with additional reporting requirements to PNC.
Borrowings under the PNC Credit Facility bear interest at SOFR plus a margin of 1.75% and/or negative 0.5% of the PNC Commercial Lending Rate for domestic loans. The PNC Credit Facility also requires a commitment fee of 0.25% per annum of undrawn commitments to be paid quarterly in arrears. The PNC Credit Facility is guaranteed by IBEX Global Limited and secured by substantially all the assets of the Borrowers.

As of June 30, 2024, the Company had $79.0 million of borrowing available under the PNC Credit Facility based on eligible collateral.

The PNC Credit Facility contains certain financial, operating, and other covenants, including, among other things, covenants restricting additional borrowings, paying any dividends and making certain investments. The Company was in compliance with all debt covenants as of June 30, 2024.
9.COMMITMENTS
As of June 30, 2024, the Company is party to non-cancelable purchase obligations that mainly relate to long term telecommunications contracts and enterprise cloud solutions for the continuing operation of our business. The Company has commitments to pay $8.7 million in the next twelve months and $6.9 million thereafter related to these contracts.

10.WARRANT
On November 13, 2017, and as subsequently amended, the Company issued to Amazon.com NV Investment Holdings LLC, a subsidiary of Amazon.com, Inc. (“Amazon”), a 10-year warrant to acquire approximately 1,674,017 common shares (the "warrant shares"), representing 10.0% of our equity on a fully diluted basis at the time of the warrant’s issuance. The warrant is exercisable at a price per share of $9.42. The warrant provides for net share settlement, that if elected by the holder, will reduce the number of shares issued upon exercise to reflect the net settlement of the exercise price. The warrant is classified as an equity instrument in accordance with ASU No. 2019-08, which was adopted retroactively on July 1, 2020. The Company determined the grant date fair value of the warrant using the Black-Scholes option pricing model.
The warrant shares vest on the satisfaction of specified milestones tied to Amazon’s purchase of services from the Company during a seven-and-a-half-year period ended on June 30, 2024. The vesting is partially accelerated in the event of a reorganization transaction (as defined in the warrant). Amazon is entitled to customary shelf and piggy-back registration rights with respect to the shares issued upon exercise of the warrant. Amazon may not transfer the warrant except to a wholly-owned subsidiary of Amazon.
As of June 30, 2024 and 2023, 1,171,812 and 1,004,410 warrant shares were vested, respectively. To date, the warrant has not been exercised, expired or cancelled.

The Company recorded contra revenue of approximately $1.2 million, $1.1 million, and $1.0 million during the years ended June 30, 2024, 2023, and 2022, respectively.
11.SHARE BASED COMPENSATION
The following tables summarize the components of share-based compensation expense recognized in the Company’s consolidated statements of comprehensive income, both by line item and by plan:

	Year ended June 30,
	2024	2023	2022
Cost of services	$76	$298	$105
Selling, general and administrative	3,689	4,308	1,746
Total stock compensation expense	$3,765	$4,606	$1,851

	Year ended June 30,
	2024	2023	2022
Phantom Stock Plans	$(152)	$800	$33
2018 Restricted Share Plan	—	(7)	6
2020 Long Term Incentive Plan	3,917	3,813	1,812
Total stock compensation expense	$3,765	$4,606	$1,851

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
The maximum number of phantom stock options available for issuance under the Phantom Stock Plans is 600,000. The Phantom Stock Plans shall continue until the earlier of June 30, 2025 or termination by the Company’s Board pursuant to the terms of the plans.

The following table summarizes the phantom stock option activity for the year ended June 30, 2024:

	Share options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate intrinsic value (thousands)
Outstanding as of June 30, 2023	211,350	$22.18	8.38	$188
Granted	56,000	15.64	9.76
Exercised	(639)	6.81	3.65	7
Forfeited / expired	(8,460)	25.88	8.51
Outstanding as of June 30, 2024	258,251	$20.68	7.86	$113
Vested and exercisable as of June 30, 2024	147,459	$20.89	6.84	$83
The weighted average fair value of the phantom stock options outstanding as of June 30, 2024, 2023, and 2022 was $5.71, $8.33, and $5.59 respectively. The total pre-tax intrinsic value of the options exercised during the years ended June 30, 2024, 2023, and 2022 was $0.0 million, $0.6 million, and $0.2 million, respectively. The liability for outstanding phantom stock options as of June 30, 2024 and 2023 was $1.0 million and $1.2 million, respectively, and is included in accrued liabilities and other non-current liabilities in the consolidated balance sheets.

Phantom stock option awards vest based on service conditions. The Company has elected to use the Black-Scholes model to calculate the fair value of Phantom stock options. The Black-Scholes model requires the use of certain estimates and assumptions that affect the fair value of options in the consolidated statement of profit or loss. These include the price per share, expected term, expected volatility, expected dividend yield and the risk-free interest rate.

	June 30, 2024	June 30, 2023	June 30, 2022
Expected term	1.40 - 6.12 years	1.40 - 6.12 years	1.40 - 5.66 years
Expected volatility	36.12% - 37.87%	33.41% - 36.33%	32.60% - 37.20%
Expected dividend yield	0.00%	0.00%	0.00%
Risk-free interest rate	4.33% - 4.90%	4.05% to 4.87%	3.01% - 3.03%
The assumptions used in the Black-Scholes model are estimated as follows:
•Expected dividend yield: Zero percent, as we do not anticipate paying dividends on our common shares.
•Expected volatility: Based on the historical stock price volatility of comparable publicly-traded companies in our peer group.
•Risk-free interest rate: Based on the U.S. Treasury yield curve in effect at the date of valuation.
•Expected term: Estimated based on the simplified method as we do not have adequate historical data.
As of June 30, 2024, the unrecognized compensation expense associated with the phantom stock plans is $0.5 million, which will be recognized over the remaining weighted average vesting period of 3.54 years using a graded vesting model.
2018 Restricted Share Plan
On December 21, 2018, our Board and shareholders approved and adopted the Company’s 2018 Restricted Share Plan (the “2018 RSA Plan”). As of May 20, 2020, the Company will not issue further shares under the 2018 RSA Plan and the remaining shares of 707,535 were transferred to the 2020 Long Term Incentive Plan.

Executive Leadership Team awards
Performance-based restricted stock awards (“RSA”) were granted under the 2018 RSA Plan to executive leadership team employees and vested based on certain performance criteria, which have all been met, in addition to service conditions.

A summary of the unvested RSAs is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested as of June 30, 2023	6,284	$0.61
Granted	—	—
Vested	(6,284)	0.61
Forfeitures / cancellations / expirations	—	—
Unvested as of June 30, 2024	—	$—
2020 Long Term Incentive Plan
On May 20, 2020, our Board and shareholders approved and adopted the Company’s 2020 Long Term Incentive Plan, with an amendment and restatement effective January 14, 2022 (the “2020 LTIP”). The number of common shares that we may issue with respect to awards granted under the 2020 LTIP will not exceed an aggregate of 1,987,326 shares. The 2020 LTIP provides for grants of stock options and restricted stock units.

Stock options
The Company granted stock options to new and existing employees and members of the Board over the last four fiscal years. These awards are subject to service-based, and in some cases, performance- and market-based vesting conditions and generally vest in monthly, quarterly, or annual installments over two to four years. The stock options typically expire ten years after they are granted.
The following table summarizes the stock option activity for the year ended June 30, 2024:

	Share options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate intrinsic value (thousands)
Outstanding as of June 30, 2023	941,599	$18.78	7.89	$3,501
Granted	142,000	15.62	9.75
Exercised	(28,548)	12.82	6.04	101
Forfeited / expired	(98,668)	19.45	7.74
Outstanding as of June 30, 2024	956,383	$18.31	7.25	$962
Vested and exercisable as of June 30, 2024	635,935	$17.29	6.46	$850
The weighted-average grant-date fair value of options granted during the years ended June 30, 2024, 2023, and 2022 was $6.70, $10.37, and $6.04, respectively. The total pre-tax intrinsic value of the options exercised during the years ended June 30, 2024, 2023, and 2022 was $0.1 million, $1.0 million, and $0.0 million, respectively.

We use the Black-Scholes model to determine the grant-date fair value of the stock options, which was estimated using the following assumptions:

	June 30, 2024	June 30, 2023	June 30, 2022
Expected term	6.12 years	6.12 years	6.08 - 7.00 years
Expected volatility	35.49% - 35.87%	32.89% - 33.39%	31.30% - 31.54%
Expected dividend yield	0.00%	0.00%	0.00%
Risk-free interest rate	4.24% to 4.33%	3.75% to 4.11%	1.28% to 2.00%
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
Restricted stock units
The Company granted restricted stock units (“RSU”) over the last three fiscal years, which vest based on service conditions over four years.
The Company granted restricted stock units that are subject to service and performance conditions over the last three fiscal years, which are referred to as performance-based restricted stock units (“PRSU”). Performance triggers are based on revenue or EBITDA targets. If such targets are met, awards begin vesting on a three-year schedule. If targets are not met, no shares will vest.

The Company calculated the fair value of the RSU and PRSU awards based on the closing price of the Company’s common shares on the date of grant, and records compensation expense over the vesting period using a graded vesting model. The weighted average grant-date fair value of awards granted during the years ended June 30, 2024 and 2022 was $17.13 and $16.71, respectively. There were no awards granted during the year ended June 30, 2023. The total fair value of RSU and PRSU awards vested during the years ended June 30, 2024, 2023, and 2022 was $0.3 million, $0.6 million and $0.0 million, respectively.
A summary of the unvested RSU and PRSU activity for the year ended June 30, 2024 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested as of June 30, 2023	545,181	$16.28
Granted	50,000	17.13
Vested	(14,902)	16.28
Forfeitures / cancellations / expirations	(8,898)	16.28
Unvested as of June 30, 2024	571,381	$16.35
As of June 30, 2024, there was approximately $5.7 million of total unrecognized compensation expense related to the 2020 LTIP options, RSU, and PRSU awards, which will be recognized over the remaining weighted average vesting period of 2.92 years using a graded vesting model.

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
The following is a summary of the Company’s fair value measurements on a recurring basis as of June 30, 2024 and 2023:

As of June 30, 2024	Fair Value Measurements Using
($000s)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities
Cash flow hedge - foreign currency collars, net	$—	$335	$—
Phantom stock options	—	1,014	—
Total liabilities	$—	$1,349	$—

As of June 30, 2023	Fair Value Measurements Using
($000s)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities
Cash flow hedge - foreign currency collars, net	$—	$100	$—
Phantom stock options	—	1,173	—
Total liabilities	$—	$1,273	$—
These balances are included in accounts payable and accrued liabilities and other non-current liabilities in the consolidated balance sheets.
There were no transfers between the different hierarchy levels in the years ended June 30, 2024 and 2023.
13.INCOME TAXES
Income before income taxes includes the following components:

($000s)	2024	2023	2022
United States	$18,492	$21,938	$1,996
Foreign	22,494	18,388	17,383
Total	$40,986	$40,326	$19,379
The major components of the provision for income tax expense (benefit) are as follows:

($000s)	June 30, 2024	June 30, 2023	June 30, 2022
Current tax expense:
Federal	$3,203	$385	$—
State	1,532	487	647
Foreign	2,241	3,467	2,575
Total current expense	$6,976	$4,339	$3,222

Deferred tax:
Federal	(124)	4,019	(3,759)
State	155	843	(1,025)
Foreign	324	(457)	(515)
Total deferred expense (benefit)	$355	$4,405	$(5,299)

Provision for income tax expense (benefit)	$7,331	$8,744	$(2,077)
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

Differences between U.S. federal statutory income tax rates and our effective tax rates for the years ended June 30, 2024, 2023, and 2022 are as follows:

	June 30, 2024	June 30, 2023	June 30, 2022

U.S. federal statutory rate	21.0%	21.0%	21.0%
State income taxes, net of federal deduction	2.8%	1.4%	3.0%
Foreign rate differential	(4.7)%	(5.7)%	(8.6)%
Non-deductible expenses / exempt income	1.0%	1.2%	1.5%
Employment and other tax credits	(1.8)%	(2.9)%	(7.7)%
Prior year provision / other items	0.5%	3.1%	0.4%
Unrecognized losses utilized during the year	—%	—%	(0.7)%
Change in valuation allowance	(0.9)%	3.6%	(19.6)%
Effective tax rate percentage	17.9%	21.7%	(10.7)%

The effective tax rate was 17.9% and 21.7% for the fiscal years ended June 30, 2024 and 2023, respectively. The decrease in the effective tax rate between these periods was primarily attributable to changes in revenue mix across our taxable jurisdictions and discrete items recorded in the prior year.

We have been granted “Tax Holidays” as an incentive to attract foreign investment by the governments of Nicaragua, Pakistan, Honduras, Jamaica, and certain qualifying locations in the Philippines. Generally, a Tax Holiday is an agreement between us and a foreign government under which we receive certain tax benefits in that country. In Nicaragua, we have been granted approval of exemption from income taxes until 2025, which can be extended for another 10 years upon application. In Pakistan, we have been granted approval for an indefinite exemption from income taxes on all exported IT services. In Honduras, we have been granted approval of exemption from income taxes under the Free Tax Zone Law until 2033. In Jamaica, we have been granted the Special Economic Zone (SEZ) developer status for multiple sites, which provides the Company with various tax incentives under the Jamaica SEZ Act including lower income tax rates. The Tax Holidays for our qualifying Philippines facilities expire at staggered dates through 2031.

Our Tax Holidays could be eliminated if there are future changes in our operations or the governmental authorities approve legislation to modify the Tax Holidays in the various taxing jurisdictions. The aggregate reduction in income tax expense due to the above Tax Holidays was $5.4 million, $3.4 million, and $2.7 million for the years ended June 30, 2024, 2023, and 2022, respectively. The aggregate reduction in income tax expense per diluted share was $0.18, $0.18, and $0.15 for the years ended June 30, 2024, 2023, and 2022, respectively.

Significant components of deferred tax assets and liabilities included in the consolidated balance sheets are as follows:

($000s)	June 30, 2024	June 30, 2023
Deferred tax assets
Provision for credit losses	$—	$99
Provision for employee benefits and other expenses	1,724	755
Tax credit carryforwards	—	2,427
Section 174 research and development capitalization	1,116	589
Net operating losses	1,879	2,394
Property and equipment, net	687	534
Intangible assets	—	3
Lease liability (right of use assets)	5,048	6,547
Net unrealized loss on hedging	103	56
Total deferred tax assets	$10,557	$13,404
Valuation allowance	(1,127)	(1,463)
Total deferred tax assets, net of valuation allowance	$9,430	$11,941

Deferred tax liabilities
Property and equipment, net	$—	$(732)
Right of use assets	(3,957)	(5,440)
Intangible assets	(1,178)	(1,184)
Other liability	(10)	—
Total deferred tax liabilities	$(5,145)	$(7,356)

Net deferred tax assets and liabilities	$4,285	$4,585
The Company had no U.S. gross federal net operating loss carry forwards as of June 30, 2024 and 2023, respectively, and gross state net operating loss carry forwards of approximately $12.4 million and $15.1 million, as of June 30, 2024 and 2023, respectively, which may be available to offset state income tax liabilities in the future. The state net operating losses will expire based on each state income tax laws. The Company’s Canadian subsidiary has net operating loss carry forward of $2.1 million as of June 30, 2024 and 2023, respectively, which will begin to expire in 2028. The Company’s UK and European subsidiaries have net operating loss carry forward of $2.2 million and $3.4 million, as of June 30, 2024 and 2023, respectively, which can be carried forward indefinitely. These amounts are estimated amounts for the year ended June 30, 2024, and based on the income tax returns filed for the year ended June 30, 2023.
The Company assesses the available positive and negative evidence whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets.
On the basis of this evaluation, valuation allowances of $1.1 million and $1.5 million have been recorded as of June 30, 2024 and 2023, respectively, to recognize only the portion of the Company’s deferred tax assets that are expected to be realized in certain foreign taxing jurisdictions. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present.
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
There were no unrecognized tax benefits in the years ended June 30, 2024, 2023, and 2022 that, if recognized, would affect the Company’s effective tax rate. We recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense/(benefit). We have not recorded any interest expense or penalties in income tax expense for the years ended June 30, 2024, 2023 and 2022. We do not have any interest or penalties accrued as of June 30, 2024 and 2023.
We file numerous consolidated and separate income tax returns in the U.S. federal and various state jurisdictions as well as in various foreign jurisdictions. Our U.S. federal returns and most state returns for tax years 2020 and forward are subject to examination. Tax return filings in the United Kingdom for the year ended June 2020 and onward are still open for examination. Tax return filings in Canada for the year ended June 2021 and onward are still open for examination. Tax return filings in Luxembourg for the year ended June 2019 and onward are still open for examination as well as Cyprus tax returns for their tax years ending June 2018.

In April 2024, one of our foreign jurisdictions received an assessment relating to a fiscal year 2020. As of June 30, 2024, the Company had recorded a reserve of $0.2 million related to this assessment.

In June 2024, a U.S. subsidiary received a letter from the Internal Revenue Services (“IRS”) requesting information for examination of the year ended June 30, 2022. While we believe that our tax positions are appropriate and in compliance with U.S. federal law, the final determination of any tax, audit, or related litigation could be materially different from our historical tax provisions and accruals. The specific areas of focus for the examination are not yet fully determined.

14.STOCKHOLDERS’ EQUITY

AOCI
The following table presents changes by component for the years ended June 30, 2024, 2023, and 2022:

($000s)	Foreign Currency Translation Adjustment	Derivative Valuation	Defined Benefit Plan	Total
Balance as of June 30, 2021	$(1,745)	$(316)	$(337)	$(2,398)
Foreign currency translation	(2,281)	—	—	(2,281)
Actuarial gains on defined benefit plan	—	—	287	287
Unrealized losses on cash flow hedges	—	(905)	—	(905)
Reclassifications to earnings	—	364	153	517
Tax provision	—	218	—	218
Balance as of June 30, 2022	$(4,026)	$(639)	$103	$(4,562)
Foreign currency translation	(2,234)		—	(2,234)
Actuarial losses on defined benefit plan	—	—	(120)	(120)
Unrealized losses on cash flow hedges	—	(479)	—	(479)
Reclassifications to earnings	—	1,156	89	1,245
Tax benefit	—	(162)	—	(162)
Balance as of June 30, 2023	$(6,260)	$(124)	$72	$(6,312)
Foreign currency translation	(1,623)	—	—	(1,623)
Actuarial gains on defined benefit plan	—	—	133	133
Unrealized losses on cash flow hedges	—	(412)	—	(412)
Reclassifications to earnings	—	257	—	257
Tax provision	—	44	—	44
Balance as of June 30, 2024	$(7,883)	$(235)	$205	$(7,913)
The following table presents the reclassifications from AOCI to the consolidated statements of comprehensive income:

($000s)	For the year ended June 30,
Description of AOCI components	2024	2023	2022	Statement of Other Comprehensive Income Classification
Foreign currency translation gain	$—	$173	$—	Selling, general and administrative expense

Gains / (losses) on foreign currency hedges	$(257)	$(1,201)	$(319)	Cost of services
Gains / (losses) on interest rate swap	—	45	(45)	Interest expense, net
Tax provision	(44)	162	(218)	Provision for income taxes
Total derivative valuation	$(301)	$(994)	$(582)

Amortization related to defined benefit plan	$—	$(89)	$(153)	Cost of services

Share repurchase programs
The Board may authorize share repurchases of the Company’s common shares and the Company had multiple share repurchase plans during the years ended June 30, 2024 and 2023. On May 1, 2024, the Board authorized $30 million in share repurchases during the next twelve months (the "2024 Share Repurchase Program"). As of June 30, 2024, the aggregate amount available for repurchase under the 2024 Share Repurchase Program was $26.9 million.

For the years ended June 30, 2024 and 2023, the Company repurchased 1,322,105 and 17,558 shares, respectively, of its common shares totaling $21.7 million, and $0.3 million, respectively. All repurchases under these programs were funded with our existing cash balance.
15.WEIGHTED AVERAGE SHARE COUNTS
The following table sets forth the components of the computation from basic to diluted earnings per share for net income for the years ended June 30, 2024, 2023, and 2022:

(000s)	2024	2023	2022
Shares used in basic earnings per share calculation	17,704	18,200	18,232
Effect of dilutive securities:
Employee share-based compensation	81	199	227
Warrant	470	495	265
Total effects of dilutive securities	551	694	492
Shares used in dilutive earnings per share calculation	18,255	18,893	18,724

Shares considered anti-dilutive using the treasury method	549	367	18

16.RELATED PARTY TRANSACTIONS
The Company has agreements with multiple companies under the control of our controlling shareholder, TRGI, and with companies which have common directors with us, in the normal course of business. These transactions were executed on mutually agreed terms and include contact center services, back office support services and an office lease. During each of the fiscal years ended June 30, 2024, 2023, and 2022, the Company recognized revenue of $0.1 million with these related parties. As of June 30, 2024 and 2023, the Company had accounts receivable of $0.2 million and $0.0 million, respectively, other non-current assets of $1.1 million and $1.1 million, respectively, and accounts payable of $0.1 million and $2.3 million, respectively, with these related parties.
17.INVESTMENT IN JOINT VENTURE
The Company has an investment in Lake Ball, LLC to procure and sell commercial leads for its customers. The Company’s ownership interest is 47.5% and is accounted for under the equity method. The Company’s investment of $0.4 million at each of June 30, 2024 and 2023, respectively, is included in other non-current assets in the consolidated balance sheets, while net earnings from the joint venture is included in selling, general, and administrative expense in the consolidated statements of comprehensive income.
The table below presents our investment in the joint venture:

	June 30,
($000s)	2024	2023
Opening balance	$372	$382
Dividends received	(1,013)	(725)
Share of profit	1,056	715
Ending balance	$415	$372

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

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2024. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2024.
Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d - 15(f) under the Exchange Act) and for the assessment of the effectiveness of our internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, (iii) provide reasonable assurance that receipts and expenditures are being made only in accordance with authorizations of management and directors, and (iv) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of our internal control over financial reporting as of June 30, 2024. In making this assessment, our management used the criteria established in “Internal Control — Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of this assessment and including the changes in internal control over financial reporting noted below, our management has determined that our internal control over financial reporting was effective as of June 30, 2024.

This Annual Report does not include an attestation report of our independent registered public accounting firm due to the transition period extended by the U.S. Securities and Exchange Commission (“SEC”) for emerging growth companies.

Changes in Internal Control Over Financial Reporting

Management designed and implemented changes in internal control over financial reporting to remediate the material weakness identified in fiscal year 2023. During fiscal year 2024, we enhanced the design and precision of our process and control for evaluating the accounting and related financial reporting requirements for complex non-routine transactions. Our enhanced design includes the involvement of qualified experts with specialized knowledge, as applicable. As of June 30, 2024, management determined that the enhanced control had been implemented for a sufficient period and is operating effectively.

There were no other changes in our internal controls over financial reporting as defined in Rule 13a-15(d), under the Securities Exchange Act of 1934, as amended, that occurred during the period covered by this Form 10-K that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

(c) Trading Plans

During the three months ended June 30, 2024, the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated (including by modification) a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as such terms are defined in Item 408 of Regulation S-K, as follows:

On June 14, 2024, Mr. Bruce Dawson, the Company’s Chief Sales and Client Services Officer adopted a trading plan intended to satisfy Rule 10b5-1(c) to sell up to 27,000 shares of the Company’s common stock between September 16, 2024 and June 10, 2025, subject to such shares reaching certain price points.

On June 14, 2024, PineBridge Global Emerging Markets Partners II, L.P. adopted a trading plan intended to satisfy Rule 10b5-1(c) to sell up to 300,000 shares of the Company’s common stock between September 13, 2024 and September 12, 2025, subject to such shares reaching certain price points. John Leone, a director of the Company, serves on a three-member investment committee (the “Investment Committee”) for PineBridge GEM II G.P., L.P. (“GEM II GP”) that manages GEM II GP’s investment activities. GEM II GP is the 100% owner of the sole general partner of PineBridge Global Emerging Markets Partners II, L.P. As a result, GEM II GP, Mr. Leone, and the other two members of the Investment Committee may be attributed beneficial ownership of the reported shares and each disclaims beneficial ownership of the reported shares except to the extent of its or his pecuniary interest therein.

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated by reference herein from the “Director Nominees,” “Directors Not Standing for Election,” “Board Committees,” and if applicable, “Delinquent Section 16 Reports” sections of the proxy statement that will be filed for the Company’s next annual meeting (“Proxy Statement”).
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

(b) Exhibits:
EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description of Document	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith

3.1	Memorandum of Association	F-1	333-239821	3.1	07/29/2020

3.2	Amended and Restated Bye-laws	20-F	001-38442	1.2	10/23/2020

4.1	Description of share capital registered under Section 12 of the Exchange Act	10-K	001-38442	4.1	09/13/2023

10.1	Registration Rights Agreement, dated as of September 15, 2017, by and between IBEX Limited and The Resource Company International Limited	F-1	333-239821	10.1	07/10/2020

10.2	Stockholders’ Agreement, dated as of September 15, 2017, by and between IBEX Limited and The Resource Company International, Limited	F-1	333-239821	10.2	07/10/2020

10.3#	Revolving Credit and Security Agreement, dated November 8, 2013, by and between TRG Customer Solutions, Inc. and PNC Bank, N.A.	F-1	333-239821	10.3	07/10/2020

10.4	First Amendment, dated May 21, 2014, to the Revolving Credit and Security Agreement, dated November 8, 2013, by and between TRG Customer Solutions, Inc. and PNC Bank, N.A.	F-1	333-239821	10.4	07/10/2020

10.5	Second Amendment, dated October 2, 2014, to the Revolving Credit and Security Agreement, dated November 8, 2013, by and between TRG Customer Solutions, Inc. and PNC Bank, N.A.	F-1	333-239821	10.5	07/10/2020

10.6	Third Amendment, dated February 23, 2015, to the Revolving Credit and Security Agreement, dated November 8, 2013, by and between TRG Customer Solutions, Inc. and PNC Bank, N.A.	F-1	333-239821	10.6	07/10/2020

10.7	Fourth Amendment, dated June 19, 2015, to the Revolving Credit and Security Agreement, dated November 8, 2013, by and between TRG Customer Solutions, Inc. and PNC Bank, N.A..	F-1	333-239821	10.7	07/10/2020

10.8#	Fifth Amendment, dated June 26, 2015, to the Revolving Credit and Security Agreement, dated November 8, 2013, by and between TRG Customer Solutions, Inc. and PNC Bank, N.A.	F-1	333-239821	10.8	07/10/2020

		Incorporated by Reference
Exhibit Number	Description of Document	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
10.9	Sixth Amendment, dated June 30, 2016, to the Revolving Credit and Security Agreement, dated November 8, 2013, by and between TRG Customer Solutions, Inc. and PNC Bank, N.A.	F-1	333-239821	10.9	07/10/2020

10.10	Seventh Amendment, dated November 7, 2016, to the Revolving Credit and Security Agreement, dated November 8, 2013, by and between TRG Customer Solutions, Inc. and PNC Bank, N.A.	F-1	333-239821	10.10	07/10/2020

10.11	Eighth Amendment, dated November 18, 2016, to the Revolving Credit and Security Agreement, dated November 8, 2013, by and between TRG Customer Solutions, Inc. and PNC Bank, N.A.	F-1	333-239821	10.11	07/10/2020

10.12	Ninth Amendment, dated January 22, 2018, to the Revolving Credit and Security Agreement, dated November 8, 2013, by and between TRG Customer Solutions, Inc. and PNC Bank, N.A.	F-1	333-239821	10.12	07/10/2020

10.13	Tenth Amendment, dated December 1, 2018, to the Revolving Credit and Security Agreement, dated November 8, 2013, by and between TRG Customer Solutions, Inc. and PNC Bank, N.A.	F-1	333-239821	10.13	07/10/2020

10.14	Eleventh Amendment, dated April 26, 2019, to the Revolving Credit and Security Agreement, dated November 8, 2013, by and between TRG Customer Solutions, Inc. and PNC Bank, N.A.	F-1	333-239821	10.14	07/10/2020

10.15	Twelfth Amendment, dated May 31, 2019, to the Revolving Credit and Security Agreement, dated November 8, 2013, by and between TRG Customer Solutions, Inc. and PNC Bank, N.A.	F-1	333-239821	10.15	07/10/2020

10.16	Thirteenth Amendment, dated April 15, 2020, to the Revolving Credit and Security Agreement, dated November 8, 2013, by and between TRG Customer Solutions, Inc. and PNC Bank, N.A.	20-F	001-38442	4.14	10/23/2020

10.17	Fourteenth Amendment, dated March 2, 2021, to the Revolving Credit and Security Agreement, dated November 8, 2013, by and among Ibex Global Solutions, Inc., Digital Globe Services, LLC, TelSatOnline, LLC, 7 Degrees, LLC, and PNC Bank, N.A.	20-F	001-38442	4.17	10/14/2021

		Incorporated by Reference
Exhibit Number	Description of Document	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
10.18#	Fifteenth Amendment, dated September 30, 2021, to the Revolving Credit and Security Agreement, dated November 8,2013, by and among Ibex Global Solutions, Inc., Digital Globe Services, LLC, TelSatOnline, LLC, 7 Degrees, LLC, iSky, LLC and PNC Bank, N.A.	20-F	001-38442	4.18	10/14/2021

10.19#	Sixteenth Amendment, dated June 1, 2022 to the Revolving Credit and Security Agreement, dated November 8, 2013 by and among Ibex Global Solutions, Inc., Digital Globe Services, LLC, TelSatOnline, LLC, 7 Degrees, LLC, iSky, LLC and PNC Bank, N.A.	20-F	001-38442	4.19	10/04/2022

10.20#	Seventeenth Amendment to Revolving Credit and Security Agreement and Consent dated May 6, 2024 by and among Ibex Global Solutions, Inc., Digital Globe Services, LLC, TelSatOnline, LLC, 7 Degrees, LLC, iSky, LLC and PNC Bank N.A.	10-Q	001-38442	10.1	05/09/2024

10.21	Amended and Restated Collateral Pledge Agreement, dated September 30, 2021, by and between Ibex Global Solutions, Inc., and PNC Bank, N.A.	20-F	001-38442	4.19	10/14/2021

10.22	Collateral Pledge Agreement, dated September 30, 2021, by and between Digital Globe Services, LLC, and PNC Bank, N.A.	20-F	001-38442	4.20	10/14/2021

10.23	Trademark Security Agreement, dated September 30, 2021, by and among Ibex Global Solutions, Inc., iSky, LLC and PNC Bank, N.A.	20-F	001-38442	4.21	10/14/2021

10.24#	Second Amended and Restated Warrant, dated November 13, 2017, issued to Amazon.com NV Investment Holdings LLC (amended December 28, 2018)	F-1	333-239821	10.40	07/29/2020

10.25	First Amendment to Second Amended and Restated Warrant, dated November 13, 2017, issued to Amazon.com NV Investment Holdings LLC (amended December 27, 2019)	F-1	333-239821	10.41	07/10/2020

10.26*	Second Amendment to Second Amended and Restated Warrant, dated November 13, 2017, issued to Amazon.com NV Investment Holdings LLC (amended as of August 7, 2020)					X

10.27^	IBEX Holdings Limited 2018 Restricted Share Plan	F-1	333-239821	10.35	07/10/2020

10.27.1^	Form of Restricted Share Agreement (A)	F-1	333-239821	10.36	07/10/2020

10.27.2^	Form of Restricted Share Agreement (B)	F-1	333-239821	10.37	07/10/2020

10.27.3^	IBEX Holdings Limited UK Sub-Plan of the 2018 Restricted Share Plan	F-1	333-239821	10.38	07/10/2020

		Incorporated by Reference
Exhibit Number	Description of Document	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
10.28^	2020 Long Term Incentive Plan, dated as of May 20, 2020	F-1	333-239821	10.39	07/10/2020

10.28.1^	IBEX Limited Amended 2020 Long-Term Incentive Plan, dated January 14, 2022	S-8	333-263228	99.1	03/02/2022

10.29^	Ibex Management Incentive Plan	10-K	001-38442	10.28	09/13/2023

10.30^	Ibex Global Solutions (Philippines) Inc. Amended & Restated Phantom Stock Plan	10-K	001-38442	10.29	09/13/2023

10.30.1^	Ibex Global Solutions (Philippines) Inc. Phantom Stock Plan Form of Award Agreement	10-K	001-38442	10.29.1	09/13/2023

10.31^	Ibex Global Jamaica Limited Amended & Restated Phantom Stock Plan	10-K	001-38442	10.30	09/13/2023

10.31.1^	Ibex Global Jamaica Limited Phantom Stock Plan Form of Award Agreement	10-K	001-38442	10.30.1	09/13/2023

10.32^	Form of Director Agreement	F-1	333-239821	10.42	07/10/2020

10.33^	Form of Director Indemnification Agreement	F-1	333-239821	10.44	07/10/2020

10.34	Executive Employment Agreement dated April 2, 2015 by and between TRG Customer Solutions Inc. and Robert Dechant	10-K	001-38442	10.33	09/13/2023

10.35	Restated Executive Employment Agreement dated July 1, 2020 by and between Ibex Global Solutions Inc. and David Afdahl	10-K	001-38442	10.34	09/13/2023

10.36	Restated Executive Employment Agreement dated July 1, 2020 by and between Ibex Global Solutions Inc. and Julie Casteel	10-K	001-38442	10.35	09/13/2023

10.37	Executive Separation and Release Agreement dated March 31, 2023 by and between Ibex Global Solutions Inc. and Karl Gabel	10-K	001-38442	10.36	09/13/2023

10.38	Executive Separation and Release Agreement dated June 4, 2024 by and between Ibex Global Solutions, Inc. and Jeffrey Cox					X

10.39	Contractor Agreement dated June 4, 2024 by and between Ibex Global Solutions, Inc. and Jeffrey Cox					X

10.40	Restated Executive Employment Agreement dated July 1, 2020 by and between Ibex Global Solutions, Inc. and Bruce Dawson					X

10.41^	Form of Officer Indemnity Agreement					X

10.42^	Form of First Amendment to Officer Indemnity Agreement					X

21.1	List of Subsidiaries					X

23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm					X

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act					X

Incorporated by Reference
Exhibit Number	Description of Document	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith

31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act					X

32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350					X

97	Compensation Recoupment (Clawback) Policy					X

101.INS	Inline XBRL Instance Document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File (formatted in Inline XBRL and included as Exhibit 101)					X
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

*    Corrected version of a previously filed exhibit (previously filed October 14, 2021 as Exhibit 10.40)
ITEM 16.     FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IBEX LIMITED

	By:	/s/ Robert Dechant
	Name:	Robert Dechant
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: September 12, 2024
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert Dechant	Chief Executive Officer and Director
Robert Dechant	(Principal Executive Officer)	September 12, 2024

/s/ Taylor Greenwald	Chief Financial Officer
Taylor Greenwald	(Principal Financial and Accounting Officer)	September 12, 2024

/s/ Mohammed Khaishgi
Mohammed Khaishgi	Director and Chairman of the Board	September 12, 2024

/s/ Daniella Ballou-Aares
Daniella Ballou-Aares	Director	September 12, 2024

/s/ Fiona Beck
Fiona Beck	Director	September 12, 2024

/s/ John Jones
John Jones	Director	September 12, 2024

/s/ Shuja Keen
Shuja Keen	Director	September 12, 2024

/s/ Gerard Kleisterlee
Gerard Kleisterlee	Director	September 12, 2024

/s/ John Leone
John Leone	Director	September 12, 2024