Form 10-Q
period 2024-09-30
IBEX Ltd
filed 2024-11-07
CIK 1720420

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
FORM 10-Q
_______________________
(Mark One)

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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

Large accelerated filer	o	Accelerated filer	x

Non-accelerated filer	o	Smaller reporting company	x

		Emerging growth company	x
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. o
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). o Yes x No
The number of common shares outstanding of IBEX LIMITED as of October 31, 2024 was 16,764,808.

IBEX LIMITED
Quarterly Report on Form 10-Q
For Quarterly Period Ended September 30, 2024

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
We derive many of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. We caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. Important factors that could cause actual results to differ materially from our expectations, or cautionary statements, are disclosed under Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended June 30, 2024. All written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements as well as other cautionary statements that are made from time to time in our other filings with the United States Securities and Exchange Commission (“SEC”) and public communications. You should evaluate all forward-looking statements made in this Form 10-Q in the context of these risks and uncertainties.
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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

IBEX LIMITED AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)
(in thousands, except share data)

	September 30, 2024	June 30, 2024
Assets
Current assets
Cash and cash equivalents	$62,305	$62,720
Accounts receivable, net	106,043	98,366
Prepaid expenses	8,202	7,712
Due from related parties	256	192
Tax advances and receivables	10,153	9,080
Other current assets	1,571	1,888
Total current assets	188,530	179,958

Non-current assets
Property and equipment, net	33,202	29,862
Operating lease assets	58,806	59,145
Goodwill	11,832	11,832
Deferred tax asset, net	4,414	4,285
Other non-current assets	9,491	8,822
Total non-current assets	117,745	113,946
Total assets	$306,275	$293,904

Liabilities and stockholders' equity
Current liabilities
Accounts payable and accrued liabilities	$19,797	$16,719
Accrued payroll and employee-related liabilities	34,095	30,674
Current deferred revenue	4,873	4,749
Current operating lease liabilities	12,395	12,051
Current maturities of long-term debt	698	660
Due to related parties	25	60
Income taxes payable	5,889	6,083
Total current liabilities	77,772	70,996

Non-current liabilities
Non-current deferred revenue	1,083	1,128
Non-current operating lease liabilities	52,832	53,441
Long-term debt	802	867
Other non-current liabilities	2,695	1,673
Total non-current liabilities	57,412	57,109
Total liabilities	135,184	128,105

Stockholders' equity
Common stock: par value $0.0001, 108,057,967 shares authorized, 16,765,381 and 17,017,476 shares outstanding as of September 30, 2024 and June 30, 2024, respectively	2	2
Additional paid-in capital	210,872	210,200
Treasury stock at cost: 1,849,681 and 1,567,552 shares as of September 30, 2024 and June 30, 2024, respectively	(30,045)	(25,367)
Accumulated other comprehensive loss	(6,146)	(7,913)
Accumulated deficit	(3,592)	(11,123)
Total stockholders' equity	171,091	165,799
Total liabilities and stockholders' equity	$306,275	$293,904
See accompanying notes to unaudited consolidated financial statements.

IBEX LIMITED AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(Unaudited)
(in thousands, except per share data)

	Three Months Ended September 30,
	2024	2023
Revenue	$129,717	$124,609

Cost of services (exclusive of depreciation and amortization presented separately below)	90,041	88,196
Selling, general and administrative	26,215	23,040
Depreciation and amortization	4,369	5,042
Total operating expenses	120,625	116,278
Income from operations	9,092	8,331

Interest income	583	586
Interest expense	(162)	(104)
Income before income taxes	9,513	8,813

Provision for income tax expense	(1,982)	(1,388)
Net income	$7,531	$7,425

Other comprehensive income
Foreign currency translation adjustments	$1,388	$(701)
Unrealized gain / (loss) on cash flow hedging instruments, net of tax	379	(194)
Total other comprehensive income / (loss)	1,767	(895)
Total comprehensive income	$9,298	$6,530

Net income per share
Basic	$0.45	$0.41
Diluted	$0.43	$0.39

Weighted average common shares outstanding
Basic	16,880	18,287
Diluted	17,490	18,898
See accompanying notes to unaudited consolidated financial statements.

IBEX LIMITED AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
(Unaudited)
(in thousands)

	Common shares		Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Amount
Balance, June 30, 2023	18,280	$2	$(3,682)	$204,734	$(6,312)	$(44,778)	$149,964
Net income	—	—	—	—	—	7,425	7,425
Foreign currency translation adjustment	—	—	—	—	(701)	—	(701)
Changes in fair value of cash flow hedges	—	—	—	—	(194)	—	(194)
Purchase of treasury shares	(134)	—	(2,044)	—	—	—	(2,044)
Provision for common stock warrants	—	—	—	287	—	—	287
Issuance of common shares	23	—	—	5	—	—	5
Share-based compensation expense	—	—	—	1,297	—	—	1,297
Balance, September 30, 2023	18,169	$2	$(5,726)	$206,323	$(7,207)	$(37,353)	$156,039

	Common shares		Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income / (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Amount
Balance, June 30, 2024	17,017	$2	$(25,367)	$210,200	$(7,913)	$(11,123)	$165,799
Net income	—	—	—	—	—	7,531	7,531
Foreign currency translation adjustment	—	—	—	—	1,388	—	1,388
Changes in fair value of cash flow hedges	—	—	—	—	379	—	379
Purchase of treasury shares	(282)	—	(4,678)	—	—	—	(4,678)
Provision for common stock warrants	—	—	—	—	—	—	—
Issuance of common shares	30	—	—	382	—	—	382
Share-based compensation expense	—	—	—	290	—	—	290
Balance, September 30, 2024	16,765	$2	$(30,045)	$210,872	$(6,146)	$(3,592)	$171,091

See accompanying notes to unaudited consolidated financial statements.

IBEX LIMITED AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Three Months Ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$7,531	$7,425
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,369	5,042
Noncash lease expense	3,326	3,225
Warrant contra revenue	—	287
Deferred income tax	(130)	244
Share-based compensation expense	670	848
Allowance of expected credit losses	83	11
Change in assets and liabilities:
Increase in accounts receivable	(7,649)	(3,792)
Increase in prepaid expenses and other current assets	(1,735)	(1,256)
Increase in accounts payable and accrued liabilities	4,574	206
Increase / (decrease) in deferred revenue	79	(372)
Decrease in operating lease liabilities	(3,356)	(3,184)
Net cash inflow from operating activities	7,762	8,684

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(3,630)	(2,052)
Net cash outflow from investing activities	(3,630)	(2,052)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from line of credit	60	37
Repayments of line of credit	(60)	(89)
Proceeds from the exercise of options	382	5
Principal payments on finance leases	(171)	(88)
Purchase of treasury shares	(4,807)	(1,832)
Net cash outflow from financing activities	(4,596)	(1,967)
Effects of exchange rate difference on cash and cash equivalents	49	(65)
Net (decrease) / increase in cash and cash equivalents	(415)	4,600
Cash and cash equivalents, beginning	62,720	57,429
Cash and cash equivalents, ending	$62,305	$62,029

Supplemental cash flow disclosures
Cash paid for interest	$162	$104
Cash paid for income taxes	$3,383	$1,086

Supplemental non-cash disclosures
Change in accounts payable related to fixed assets	$3,677	$(115)
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
Our Connect business lies at the core of our offerings and generates the majority of the Company’s revenue. This business unit delivers differentiated customer service (assisting our clients’ customers with information about our clients and their products or services), technical support (providing specialized teams to provide information, assistance and technical guidance to our clients’ customers on a specific product or service), revenue generation (upselling and cross selling) and other value-added outsourced back office services (finance and accounting, marketing support, sales operations, and human resources administration) to our clients. We deploy these capabilities through a true omni-channel customer experience ("CX") model, which integrates voice, email, chat, SMS, social media and other communication applications.

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

These unaudited consolidated financial statements and accompanying notes have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements and should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended June 30, 2024 (the “Annual Report”) as filed with the SEC. There have been no changes to the Company’s significant accounting policies described in the Annual Report that have had a material impact on the Company’s consolidated financial statements and related notes.

In the opinion of the Company, these unaudited consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of September 30, 2024, its results of operations, comprehensive income, and shareholders’ equity for the three months ended September 30, 2024 and 2023, and cash flows for the three months ended September 30, 2024 and 2023. The consolidated balance sheet as of June 30, 2024 was derived from the audited annual financial statements included in the Annual Report.
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
The Company generally does not incur significant upfront costs to fulfill or obtain a contract that would qualify for capitalization under Accounting Standards Codification ("ASC") 606, Revenue from Contracts with Customers.

Trade receivables

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
Contingencies

The Company is subject to claims and lawsuits filed in the ordinary course of business. Although management does not believe that any such proceedings will have a material adverse effect on its consolidated financial position, results of operations, or cash flows, no assurances to that effect can be given based on the uncertainty of litigation and demands of third parties. The Company records a liability for pending litigation and claims where losses are both probable and can be reasonably estimated. Legal fees are expensed as incurred.

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

The Board will review the repurchase program periodically and may authorize adjustment of its terms and size, and suspend or discontinue the program. The Company has funded and expects to fund future repurchases with its existing cash balance. The share repurchase programs do not obligate the Company to acquire any particular amount of common shares. See Note 11. “Stockholders’ Equity” for more information on share repurchases.

Cloud Computing Software Implementation Costs

The Company incurs costs to implement cloud computing arrangements that are hosted by a third-party vendor. In accordance with ASC 350-40, Goodwill and Other, Internal-Use Software, for cloud computing arrangements that meet the definition of a service contract, the Company capitalizes qualifying implementation costs incurred during the application development stage in other non-current assets. Capitalized costs are primarily comprised of third-party consulting fees, direct labor, and related expenses. Capitalization of these costs concludes once the project is substantially complete and the software is ready for the Company's intended use. Once available for its intended use, the capitalized costs will be amortized on a straight-line basis over the term of the associated hosting arrangement including periods covered by an option to extend, and are included in selling, general and administrative expenses in the consolidated statements of comprehensive income. Costs related to data conversion, overhead, general and administrative activities, maintenance, and training are expensed as incurred.

The Company capitalized $0.8 million and $0.4 million during the three months ended September 30, 2024 and 2023, respectively.
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

In March 2024, the SEC issued its final climate disclosure rules, which require the disclosure of climate-related information in annual reports and registration statements. The rules require disclosure in the audited financial statements of certain effects of severe weather events and other natural conditions above certain financial thresholds, as well as amounts related to carbon offsets and renewable energy credits or certificates, if material. Disclosure requirements were set to begin phasing in for fiscal years beginning on or after January 1, 2025. On April 4, 2024, the SEC determined to voluntarily stay the final rules pending certain legal challenges. We are currently evaluating the impact of the new rules on the disclosures to our consolidated financial statements.

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

The Company generated its revenue from clients based in the United States and other countries as shown below:

	Three Months Ended September 30,
($000s)	2024	2023
Revenue
United States	$124,648	$121,184
Other countries	5,069	3,425
Total	$129,717	$124,609

The following table presents the breakdown of the Company’s revenues by geographical location, based on where the services are provided:

	Three Months Ended September 30,
($000s)	2024	2023
Revenue
Onshore (United States)	$31,099	$31,536
Offshore (Philippines, Pakistan)	64,436	57,359
Nearshore (Jamaica, Nicaragua, Honduras)	34,182	35,714
Total	$129,717	$124,609

The following table presents the breakdown of the Company’s revenue by pattern of revenue recognition:

	Three Months Ended September 30,
($000s)	2024	2023
Pattern of Revenue recognition
Services transferred over time	$120,938	$115,338
Services transferred at a point in time	8,779	9,271
Total	$129,717	$124,609

The movement in deferred revenue was as follows:

	Three Months Ended September 30,
($000s)	2024	2023
Beginning balance	$5,877	$7,796
Revenue recognized	(2,161)	(2,672)
Revenue deferred	2,240	2,300
Ending balance	$5,956	$7,424

3.ACCOUNTS RECEIVABLE AND SIGNIFICANT CLIENT
Accounts receivable, net in the accompanying consolidated balance sheets, consists of the following:

	September 30,	June 30,
($000s)	2024	2024
Accounts receivable	$106,198	$98,438
Less: Allowance for credit losses	(155)	(72)
Accounts receivable, net	$106,043	$98,366

The Company will write-off accounts receivable against the allowance when it determines a balance is uncollectible. The Company did not have any write-offs for the three months ended September 30, 2024 and 2023.

Activity in the Company’s allowance for credit losses consists of the following:

	Three Months Ended September 30,
($000s)	2024	2023
Beginning balance	$72	$120
Provision for credit losses	83	11
Ending balance	$155	$131

Significant Client

During the three months ended September 30, 2024 and 2023, the Company had one client that contributed approximately 11% and 12% of total revenue, respectively.

To limit the Company’s credit risk with its clients, management regularly monitors the aging of customer receivables, maintains allowances for credit losses and may require prepayment for services from certain clients. Based on currently available information, management does not believe significant credit risk exists as of September 30, 2024.

4.LEASES

The Company has operating lease obligations primarily for its delivery centers and finance lease obligations primarily for vehicles and other equipment. Leases typically have initial terms of two to 15 years and may include renewal options if the Company is reasonably certain to exercise such options.

The components of lease cost are as follows:

	Three Months Ended September 30,
($000s)	2024	2023
Operating lease cost:
Operating lease cost	$4,870	$4,886
Variable lease cost	733	781
Short-term lease cost	149	—
Total operating lease cost	$5,752	$5,667

Finance lease cost:
Amortization of right of use assets	$221	$100
Interest on lease liabilities	81	43
Total finance lease cost	$302	$143

The following table presents supplemental balance sheet information related to leases:

	September 30,	June 30,
($000s)	2024	2024
Operating lease assets	$58,806	$59,145

Operating lease liabilities, current	12,395	12,051
Operating lease liabilities, non-current	52,832	53,441
Total operating lease liabilities	$65,227	$65,492

Finance lease assets, net	$1,623	$1,697

Finance lease liabilities, current	$698	$660
Finance lease liabilities, non-current	802	867
Total finance lease liabilities	$1,500	$1,527

The following table presents supplemental cash flow information related to leases:

	Three Months Ended September 30,
($000s)	2024	2023
Cash paid for amounts included in the measurement of lease liabilities	$3,356	$3,184
Operating cash flows paid for interest portion of finance leases	$81	$43
Financing cash flows paid for principal portion of finance leases	$171	$88

The following table presents supplemental noncash information related to leases:

	Three Months Ended September 30,
($000s)	2024	2023
Right-of-use assets obtained in exchange for lease obligations
Operating leases	$2,694	$49
Finance leases	$140	$110

	September 30,	June 30,
	2024	2024
Weighted average remaining lease term (in years)
Operating leases	4.9	5.1
Finance leases	2.1	2.2

Weighted average discount rate
Operating leases	10.5%	10.5%
Finance leases	22.3%	22.3%

The following table presents the maturities of our lease liabilities as of September 30, 2024:

($000s)	Operating Leases	Finance Leases
2025-remainder of year	$13,381	$724
2026	16,778	763
2027	16,490	366
2028	14,905	7
2029	12,563	—
Thereafter	10,892	—
Total undiscounted lease payments	85,009	1,860
Less: liability accretion	(19,782)	(360)
Total lease liabilities	$65,227	$1,500

5.DERIVATIVES
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
The following tables show the notional amount and fair value of our foreign exchange cash flow hedging instruments as of September 30, 2024 and June 30, 2024:

Settlement date	Hedged currency	Foreign currency rate	Notional amount ($000s)	Fair Value ($000s)
Foreign currency option contracts - assets
October 8, 2024 through June 19, 2025	PHP	54.00 - 58.00	$15,248
Fair value as of June 30, 2024				$—
Fair value as of September 30, 2024				$218

Settlement date	Hedged currency	Foreign currency rate	Notional amount ($000s)	Fair Value ($000s)
Foreign currency option contracts - liabilities
October 8, 2024 through June 19, 2025	PHP	54.00 - 58.00	$15,248
Fair value as of June 30, 2024				$335
Fair value as of September 30, 2024				$—
The fair value of the collars is included in other current assets and accounts payable and accrued liabilities in the consolidated balance sheets.
Changes in the fair value of derivatives that are designated and qualify as cash flow hedges are recognized in accumulated other comprehensive income (loss) ("AOCI"). Amounts previously recognized in AOCI are reclassified to cost of services in the periods in which the hedged expenses occur.

Refer to Note 11. "Stockholders' Equity" for further details on the change in fair value of our cash flow hedges and the net gain or loss reclassified to earnings from effective hedges during the three months ended September 30, 2024 and 2023.

6.DEBT
Debt consists of the following:

	September 30,	June 30,
($000s)	2024	2024
Debt
Finance leases	1,500	1,527
Total debt	$1,500	$1,527
Less: Current maturities of long-term debt and finance leases	(698)	(660)
Total long-term debt	$802	$867
As of September 30, 2024, the Company had $61.0 million of borrowing available under our $80 million revolving credit facility (as amended, the "PNC Credit Facility") with PNC Bank, N.A. ("PNC") based on eligible collateral.

The PNC Credit Facility contains certain financial, operating, and other covenants, including, among other things, covenants restricting additional borrowings, paying any dividends and making certain investments. The Company was in compliance with all debt covenants as of September 30, 2024.

7.WARRANT
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
A total of 1,171,812 warrant shares vested on the satisfaction of specified milestones tied to Amazon’s purchase of services from the Company during a seven-and-a-half-year period ended on June 30, 2024. Amazon is entitled to customary shelf and piggy-back registration rights with respect to the shares issued upon exercise of the warrant. Amazon may not transfer the warrant except to a wholly-owned subsidiary of Amazon. To date, the warrant has not been exercised, expired or cancelled.
The Company did not record any warrant contra revenue during the three months ended September 30, 2024, and approximately $0.3 million during the three months ended September 30, 2023.

8.SHARE BASED COMPENSATION
The following tables summarize the components of share-based compensation expense recognized in the Company’s consolidated statements of comprehensive income, both by line item and by plan:

	Three Months Ended September 30,
($000s)	2024	2023
Cost of services	$135	$(103)
Selling, general and administrative	535	951
Total share-based compensation expense	$670	$848

	Three Months Ended September 30,
	2024	2023
Phantom Stock Plans	$380	$(449)
2020 Long term Incentive Plan	290	1,297
Total share-based compensation expense	$670	$848

As of September 30, 2024, there was $5.4 million of total unrecognized compensation expense related to non-vested share-based awards, which is expected to be recognized over a weighted-average period of 4.82 years.
9.FAIR VALUE
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

The following is a summary of the Company’s fair value measurements on a recurring basis as of September 30, 2024 and June 30, 2024:

As of September 30, 2024	Fair Value Measurements Using
($000s)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash flow hedge - foreign currency collars, net	$—	$218	$—
Total assets	$—	$218	$—

Liabilities
Phantom stock options	$—	$1,395	$—
Total liabilities	$—	$1,395	$—

As of June 30, 2024	Fair Value Measurements Using
($000s)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities
Cash flow hedge - foreign currency collars, net	$—	$335	$—
Phantom stock options	—	1,014	—
Total liabilities	$—	$1,349	$—

These balances are included in other current assets, accounts payable and accrued liabilities, and other non-current liabilities in the consolidated balance sheets.
There were no transfers between the different hierarchy levels during the three months ended September 30, 2024 and 2023.

10.INCOME TAXES
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
The Company’s income tax provision includes the results of the Company’s U.S. operations and its various foreign operations including subsidiaries based in Canada, Jamaica, Nicaragua, Pakistan, Honduras, and the Philippines. Historically, the Company’s Bermuda-based companies are not subject to income tax as there is no corporate income tax in Bermuda. On December 27, 2023 the Bermuda Corporate Income Tax Act 2023 was passed which provides for a 15% corporate tax rate beginning on or after January 1, 2025 for companies with revenue in excess of 750 million Euros. The Company is evaluating the impact of this legislation, but it does not anticipate that it will have a material impact on the Company’s operations.
The Company recorded a provision for income taxes of $2.0 million and $1.4 million in the three months ended September 30, 2024 and 2023, respectively. The effective tax rate was 20.8% and 15.7% for the three months ended September 30, 2024 and 2023, respectively. The changes in effective tax rates between these periods was primarily attributable to changes in revenue mix across our taxable jurisdictions and discrete items recorded during the prior year quarter.
The difference between the effective tax rate applicable to the Company and the 21% U.S. federal statutory rate in the three months ended September 30, 2024 was primarily due to "Tax Holidays" in certain countries in which we operate and the distribution of taxable income in countries with differing tax rates. We have been granted Tax Holidays as an incentive to attract foreign investment by the governments of Nicaragua, Pakistan, Honduras, Jamaica, and certain qualifying locations in the Philippines. Generally, a Tax Holiday is an agreement between us and a foreign government under which we receive certain tax benefits in that country. The aggregate reduction in income tax expense due to the above Tax Holidays was $1.4 million for the three months ended September 30, 2024 and 2023, respectively. The aggregate reduction in income tax expense per diluted share was $0.08 and $0.07 for the three months ended September 30, 2024 and 2023.
As of September 30, 2024, we had no unrecognized tax positions and do not expect changes to our uncertain tax positions within the next 12 months.
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

11.STOCKHOLDERS’ EQUITY

AOCI
The following table presents changes by component:

($000s)	Foreign Currency Translation Adjustment	Derivative Valuation	Defined Benefit Plan	Total
Balance as of June 30, 2023	$(6,260)	$(124)	$72	$(6,312)
Foreign currency translation	(701)	—	—	(701)
Unrealized losses on cash flow hedges	—	(235)	—	(235)
Reclassifications to earnings	—	41	—	41
Balance as of September 30, 2023	$(6,961)	$(318)	$72	$(7,207)

($000s)	Foreign Currency Translation Adjustment	Derivative Valuation	Defined Benefit Plan	Total
Balance as of June 30, 2024	$(7,883)	$(235)	$205	$(7,913)
Foreign currency translation	1,388	—	—	1,388
Unrealized gains on cash flow hedges	—	298	—	298
Reclassifications to earnings	—	81	—	81
Balance as of September 30, 2024	$(6,495)	$144	$205	$(6,146)

Share repurchase programs

The Board may authorize share repurchases of the Company’s common shares and the Company had multiple share repurchase plans during the three months ended September 30, 2024 and 2023. On May 1, 2024, the Board authorized $30.0 million in share repurchases during the next twelve months (the "2024 Share Repurchase Program"). As of September 30, 2024, the aggregate amount available for repurchase under the 2024 Share Repurchase Program was $22.2 million.

For the three months ended September 30, 2024 and 2023, the Company repurchased 282,129 and 134,524 shares, respectively, of its common shares totaling $4.7 million, and $2.0 million, respectively. All repurchases under these programs were funded with our existing cash balance.

12.WEIGHTED AVERAGE SHARE COUNTS
The following table sets forth the components of the computation from basic to diluted earnings per share for net income for the three months ended September 30, 2024 and 2023:

	Three Months Ended September 30,
(000s)	2024	2023
Shares used in basic earnings per share calculation	16,880	18,287
Effect of dilutive securities:
Employee share-based compensation	80	112
Warrant	530	499
Total effects of dilutive securities	610	611
Shares used in dilutive earnings per share calculation	17,490	18,898

Shares considered anti-dilutive using the treasury method	453	499

13.RELATED PARTY TRANSACTIONS
The Company has agreements with multiple companies under the control of our controlling shareholder, TRGI, and with companies which have common directors with us, in the normal course of business. These transactions were executed on mutually agreed terms and include contact center services, back office support services and an office lease. During the three months ended September 30, 2024 and 2023, the Company recognized revenue of $0.01 million and $0.01 million, respectively, with these related parties. As of September 30, 2024 and June 30, 2024, the Company had accounts receivable of $0.3 million and $0.2 million, respectively, other non-current assets of $1.1 million and $1.1 million, respectively, and accounts payable of $0.03 million and $0.1 million, respectively, with these related parties.

14.INVESTMENT IN JOINT VENTURE
The Company has an investment in Lake Ball, LLC to procure and sell commercial leads for its customers. The Company’s ownership interest is 47.5% and is accounted for under the equity method. The Company’s investment of $0.4 million at September 30, 2024 and June 30, 2024, respectively, is included in other non-current assets in the consolidated balance sheets, while net earnings from the joint venture are included in selling, general and administrative expense in the consolidated statements of comprehensive income.
The table below presents our investment in the joint venture:

	Three Months Ended September 30,
($000s)	2024	2023
Beginning balance	$415	$372
Dividends received	(97)	(257)
Share of profit	97	270
Ending balance	$415	$385

15.SUBSEQUENT EVENT
HSBC Credit Facilities

U.S. Credit Agreement
On October 29, 2024 (the “Effective Date”), the Company's subsidiaries, Ibex Global Solutions, Inc. ("Ibex US") and Digital Globe Services, LLC, as borrowers, together with the Company and Ibex Global Limited, as guarantors, and the other loan parties and guarantor parties party thereto from time to time, entered into a credit agreement with HSBC Bank USA, National Association ("HSBC U.S.") (the “U.S. Credit Agreement”), which provides for a $25 million secured revolving credit facility (the “U.S. Credit Facility”). The U.S. Credit Facility matures on the earlier of October 29, 2027 and the termination or maturity of the obligations under the UAE Credit Agreement. The U.S. Credit Agreement and the UAE Credit Agreement (as defined and described below) replaced the PNC Credit Facility.

Borrowings under the U.S. Credit Facility bear interest at a per annum rate equal to term Secured Overnight Financing Rate ("SOFR") plus 2%, or equal to alternate base rate plus 1%. In addition: (i) a closing fee at 0.15% of the facility is payable at the time of accepting the U.S. Credit Agreement; and (ii) a commitment fee at 0.25% per annum will be payable by the Company on the non-utilized portion of the U.S. Credit Facility.

The U.S. Credit Agreement includes certain financial covenants in respect of a total net leverage ratio and a fixed charge coverage ratio, and non-financial covenants, including, but not limited to, restrictions on incurring additional debt and liens, making certain restricted payments and investments and engaging in certain transactions with affiliates.

The U.S. Credit Agreement contains events of default customary for facilities of this nature. Upon the occurrence and during the continuation of an event of default, subject to the terms and conditions of the U.S. Credit Agreement, the lenders can declare any outstanding principal of the U.S. Credit Facility debt, together with accrued and unpaid interest, to be immediately due and payable and exercise other remedies. The U.S. Credit Facility is secured by substantially all of the assets of Ibex US and its wholly owned subsidiaries and guaranteed by the wholly owned U.S. subsidiaries of Ibex US, with an additional guaranty by the Company and Ibex Global Limited.

UAE Credit Agreement

On the Effective Date, the Company's subsidiary, Ibex Global FZ-LLC (the “UAE Company”) entered into: (i) a revolving loan agreement (committed) together with (ii) a facility offer letter (the “Facility Offer Letter”); (iii) a general terms and conditions applicable to corporate banking credit facilities; and (iv) a letter of deviation (collectively, the “UAE Credit Agreement”), in each case, with HSBC Bank Middle East Limited ("HSBC UAE”). The UAE Credit Agreement provides for a committed $50 million post shipment seller revolving loan credit facility (the “UAE Loan Facility”) and a $50,000 credit card facility (the “Commercial Card Facility” and collectively with the UAE Loan Facility, the “UAE Facilities”). The final repayment date for the UAE Credit Agreement is two years from the Effective Date. To secure the UAE Facilities, the Company provided an irrevocable and unconditional guarantee in favor of the Bank with respect to all monies and liabilities owing or incurred by the UAE Company to or in favor of the Bank.

Borrowings under the UAE Loan Facility bear interest at a per annum rate equal to 3-month term SOFR plus 2%. In addition: (i) a processing fee at 0.15% of the UAE Facilities is payable at the time of accepting the Facility Offer Letter; and (ii) a commitment fee at 0.25% per annum will be payable by the UAE Company on the non-utilized portion of the UAE Loan Facility. The Commercial Card Facility is subject to HSBC UAE’s standard commercial card terms and conditions.

The UAE Credit Agreement includes financial covenants in respect of a total net leverage ratio, and non-financial covenants, including, but not limited to, restrictions on disposal of assets and raising additional debt.

The UAE Credit Agreement contains events of default customary for facilities of this nature. Upon the occurrence and during the continuation of an event of default, subject to the terms and conditions of the UAE Credit Agreement, the Bank can declare any outstanding principal of the UAE Facilities debt, together with accrued and unpaid interest, to be immediately due and payable and exercise other remedies.

Termination of the PNC Credit Facility

On the Effective Date, the PNC Credit Facility and related agreements with PNC were terminated and the PNC Credit Facility was repaid in full. Upon repayment, all liens and collateral were released.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q (this "Form 10-Q"), the financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2024 (the "Annual Report"), as filed with the Securities and Exchange Commission (the "SEC"), and the information included under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report. In addition to historical data, the following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed in our forward-looking statements as a result of various factors, including but not limited to those discussed under "Cautionary Note Regarding Forward-Looking Statements" in this Form 10-Q and under Part I, Item 1A, "Risk Factors" in the Annual Report.
This Form 10-Q includes certain historical consolidated financial and other data for IBEX Limited (“ibex,” “we,” “us,” “our” or the “Company”). The following discussion provides a narrative of our financial condition and results of operations for the three months ended September 30, 2024 compared to the three months ended September 30, 2023.
Overview
ibex delivers innovative business process outsourcing (“BPO”), smart digital marketing, online acquisition technology, and end-to-end customer engagement solutions to help companies acquire, engage, and retain valuable customers. Today, ibex operates a global customer experiences ("CX") delivery center model consisting of 31 delivery centers around the world, while deploying next-generation technology to drive superior customer experiences for many of the world’s leading companies across various verticals, including Retail & E-commerce, HealthTech, FinTech, Utilities and Logistics. ibex leverages its diverse global team of approximately 31,000 employees together with industry-leading technology, including its Wave iX platform, to manage customer interactions on behalf of our clients, driving a truly differentiated customer experience.
Business Highlights

During the three months ended September 30, 2024, the Company delivered strong financial results, and experienced growth with leading clients in our HealthTech, Retail & E-commerce, and Travel, Transportation & Logistics verticals. We increased capacity in our offshore and nearshore geographies and expanded into two new sites. Despite macroeconomic headwinds during recent years, the business performed well in several important areas this quarter, including total revenues, profitability, strong cash from operating activities and free cash flows, new client wins in strategic verticals, and continued client and vertical diversification.
Recent Financial Highlights

The Company delivered revenues of $129.7 million during the three months ended September 30, 2024, a 4.1% increase compared to the prior year quarter, largely due to growth in the HealthTech, Retail & E-commerce, and Travel, Transportation & Logistics verticals from existing and new clients launched throughout fiscal 2024 and first quarter of fiscal 2025. Net income during the three months ended September 30, 2024 was $7.5 million, a 1.4% increase from $7.4 million during the prior year quarter. The increase was driven by higher revenues and improved operational delivery, which is attributed to changes in geographic mix, compared to the prior year quarter. Fully diluted earnings per share of $0.43 was up from $0.39 in the prior year quarter.
Trends and Factors Affecting our Performance
There are a number of key trends and factors that have affected and may affect our results of operations.
Macroeconomic Trends

Macroeconomic factors, including but not limited to, increasing inflation and interest rates, global economic and geopolitical uncertainty, changes in foreign currency exchange rates, and the impact that these factors are having on our clients and their customers, have also impacted our financial results during the three months ended September 30, 2024. Some of our customers have increased their focus on cost reduction, resulting in decisions to shift work from onshore sites to offshore sites, which may impact our revenues and operations in the near term. However, we also believe that they present opportunities with both new and existing clients, as companies maintain a focus on cost reduction.

Artificial Intelligence ("AI")

With the increasing applicability of AI in enhancing business processes, the BPO industry is increasingly evaluating and starting to integrate AI into its range of solutions to improve the customer experience and efficiencies. We are moving aggressively to leverage generative AI in our business. Our Wave iX technology is a three-pronged AI strategy, which continues to keep ibex at the forefront of digital transformation. Our solutions are focused on increasing agent productivity, providing deeper customer insights to elevate the customer experience and putting AI in front of the customer journey with voice and chat bots. We believe we are well positioned to leverage our leadership position in adopting new technology in the CX sector and to create significant value for our clients through the application of AI. We believe that our approach to bringing a combination of our AI-enabled solutions plus a robust set of third-party AI-enabled solutions to our clients positions the company to not only be a fast-mover in the market, but also to capture an outsized share of AI-impacted future revenue, and to help minimize risk to our overall revenue and provide opportunities for future profitability enhancement. While the initial implementation of some AI-solutions may impact revenue directly derived from traditional agent-driven activities, it is our belief that by remaining on the forefront and bringing these solutions to our clients, we will be able to capture a greater share of AI-enabled revenue work and maintain and grow our overall business and results.

Client’s Underlying Business Performance

Demand for customer interaction services reflects a client’s underlying business performance and priorities. Growth in a client’s business often results in increased demand for our customer engagement solutions. Conversely, a decline in a client’s business generally results in a decrease in demand for our customer engagement solutions, shifting volume to lower cost geographies, and potential increases in demand for our customer acquisition and expansion solutions. The correlation between business performance and demand for outsourced customer interaction solutions can therefore be complex, and depends upon several factors, such as industry consolidation, client investments in growth, and overall macroeconomic environment, all of which can result in short term revenue volatility for outsourcing providers. Demand during the three months ended September 30, 2024 was higher when compared to the prior year quarter due to increased demand for our digital-first solutions, growth in our existing clients, and recent new client wins in strategic verticals.

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
As demand for delivery locations has continued to shift towards lower cost geographies during the three months ended September 30, 2024, we have continued to fill the additional capacity in our offshore region and expect this capacity to be absorbed quickly as clients and prospective clients look to relocate work to cost advantageous markets in the near term. We continue to realize cost savings as we geographically optimize our delivery centers.

Labor Costs

When compensation levels of our employees increase, we may not be able to pass on such increased costs to our clients or do so on a timely basis, which tends to depress our operating profit margins if we cannot generate sufficient offsetting productivity gains. During the three months ended September 30, 2024, we continued to see increasing wage pressure in all of our geographies, in part brought on by the current global inflation and labor shortage, which is increasing competition for contact center agents from other sectors of the economy. During the three months ended September 30, 2024, we have offset some of these wage increases with higher agent quality and increased productivity, higher agent retention, and increased client prices under contractual cost of living adjustments (“COLA”). Furthermore, our overall labor cost as a percentage of revenue is impacted by the aforementioned shift in delivery location from onshore delivery centers to offshore centers.
Delivery Location

We generate greater profit margins from our work carried out by agents located in offshore and nearshore geographies compared to our work carried out from onshore locations in the United States. As a result, our operating margins are influenced by the proportion of our work delivered from these higher margin locations. Over time we have expanded and further diversified our delivery network by adding facilities in these locations, offering a significant relative cost advantage. Our percentage of workstations in nearshore and offshore centers is approximately 95% as of September 30, 2024. We regularly evaluate whether to procure additional space or enter into new markets as we continue to add employees and expand geographically to meet the demands of our business.
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

Sales Cycles and New Client Wins

We have a strong track record of winning key new client accounts and as a result of our land and expand strategy, we have been successful in winning an increasing number of new client engagements, and subsequently increasing our revenues with these clients period over period. Historically, our in-year new client wins have generated 2.5x to 3.0x revenue in the second and third years of the engagement. The slowing economic environment impacted the length of our sales cycles during recent years, however, we experienced a faster pace of sales activity during the second half of fiscal year 2024 and through the first quarter of fiscal year 2025.
Client Concentration
During the three months ended September 30, 2024, our largest client accounted for 11%, while our three largest clients accounted for 26% of our consolidated revenues. We believe client diversification is an important attribute in a challenging market.

Pricing
Our revenues are dependent upon both volumes and unit pricing for our services. Client pricing is often expressed in terms of a base price per minute or hour as well as, in limited cases, with bonuses and occasionally penalties depending upon our achievement of certain client objectives. During the fiscal year ended June 30, 2024 and the three months ended September 30, 2024, the tightening in the global labor market and corresponding wage inflation, as well as increasing facilities expenses have resulted in us pursuing and successfully negotiating price increases or COLA with many of our clients.
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
Results of Operations
The following summarizes the results of our operations for the three months ended September 30, 2024 and 2023:

	Three Months Ended September 30,
($000s)	2024	2023
Revenue	$129,717	$124,609

Cost of services	90,041	88,196
Selling, general and administrative	26,215	23,040
Depreciation and amortization	4,369	5,042
Income from operations	$9,092	$8,331

Interest income	583	586
Interest expense	(162)	(104)
Income before income taxes	$9,513	$8,813

Provision for income tax expense	(1,982)	(1,388)
Net income	$7,531	$7,425
Three Months Ended September 30, 2024 and 2023
Revenue

Our revenue was $129.7 million for the three months ended September 30, 2024, an increase of $5.1 million, or 4.1%, compared to the prior year quarter. This increase was primarily driven by increases in our HealthTech vertical of $3.5 million, or 23.4%, Retail & E-commerce vertical of $2.5 million, or 8.6%, and Travel, Transportation & Logistics vertical of $1.7 million, or 10.0%, compared to the prior year quarter. These increases were partially offset by decreases in the FinTech vertical of $2.4 million, or 13.0%, compared to the prior year quarter.

As a percentage of total revenue, the revenue from our HealthTech vertical increased to 14.1% for the three months ended September 30, 2024 compared to 11.9% in the prior year quarter, the revenue from our Retail & E-commerce vertical increased to 24.5% compared to 23.4%, and the revenue from our Travel, Transportation & Logistics vertical increased to 14.2% compared to 13.5%. Conversely, the revenue from our FinTech vertical decreased to 12.4% for the three months ended September 30, 2024 compared to 14.8% in the prior year quarter.

Operating Expenses

Cost of services
Cost of services was $90.0 million during the three months ended September 30, 2024, an increase of $1.9 million, or 2.1%, compared to the prior year quarter. The increase in cost of services was primarily due to increases in payroll and related costs, reseller commissions and lead expenses, travel and entertainment, and share-based compensation expense.
Payroll and related costs were $67.9 million during the three months ended September 30, 2024, an increase of $1.1 million, or 1.7%, compared to the prior year quarter, due to increased revenues during the current year quarter. As a percent of revenue, payroll cost decreased to 52.4% during the three months ended September 30, 2024 compared to 53.6% during the prior year quarter, reflecting the continuing trend of shifting volume to lower cost regions.

Reseller commissions and lead expenses were $3.8 million during the three months ended September 30, 2024, an increase of $0.2 million, or 4.4%, compared to the prior year quarter. These increases were primarily due to increases in the utilization of our third-party affiliates for inbound inquiries as well as search engine costs in connection with our digital sales and marketing efforts.

Travel and entertainment expenses were $0.6 million during the three months ended September 30, 2024, an increase of $0.2 million or 66.5%, compared to the prior year quarter. These increases were primarily due to higher engagement expenses in the current year quarter.

Share-based compensation expense was $0.1 million during the three months ended September 30, 2024, compared to a benefit of $0.1 million during the prior year quarter, primarily due to a higher share price which increased the fair value of the liability classified plans.
Selling, general and administrative expense (“SG&A”)

SG&A expense was $26.2 million during the three months ended September 30, 2024, an increase of $3.2 million, or 13.8%, compared to the prior year quarter. The increase in SG&A expense was primarily due to an increase of $1.4 million in payroll and related costs due to continuing investments in technology, sales and marketing, and client service functions as we focus on revenue growth, and changes in foreign currency gains / losses of $2.3 million year over year, partially offset by decreases in legal and professional fees of $0.8 million.
Depreciation and amortization expense (“D&A”)
D&A expense was $4.4 million during the three months ended September 30, 2024, a decrease of $0.7 million or 13.3% compared to the prior year quarter. The decrease was primarily due to lower depreciation expense due to the closure of two sites during the second half of fiscal 2024. As a percentage of revenue, D&A decreased to 3.4% during the three months ended September 30, 2024 compared to 4.0% in the comparative period.
Income from operations
Income from operations was $9.1 million during the three months ended September 30, 2024 compared to $8.3 million during the prior year quarter. The operating margin was 7.0% for three months ended September 30, 2024, up from 6.7% for the three months ended September 30, 2023. The increase was primarily driven by higher revenues, and lower cost of services and D&A as a percentage of total revenues. The lower costs were partially offset by increased SG&A.
Interest income

Interest income during the three months ended September 30, 2024 was $0.6 million, consistent with the prior year quarter and consists primarily of income from invested funds.

Interest expense

Interest expense during the three months ended September 30, 2024 was $0.2 million, consistent with the prior year quarter and consists primarily of interest expense on finance leases.
Provision for Income Taxes

Income tax expense was $2.0 million during three months ended September 30, 2024, an increase of $0.6 million when compared with the prior year quarter, primarily due to higher pre-tax income and a higher effective tax rate in the current year quarter. The effective tax rate was 20.8% and 15.7% for the three months ended September 30, 2024 and 2023, respectively. The changes in effective tax rates between these periods was primarily attributable to changes in revenue mix across our taxable jurisdictions and discrete items recorded during the prior year quarter.

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

The following table provides a reconciliation of net income to adjusted net income, net income margin to adjusted net income margin, and diluted earnings per share to adjusted earnings per share for the periods presented:

($000s, except per share amounts)	Three Months Ended September 30,
	2024	2023
Net income	$7,531	$7,425
Net income margin	5.8%	6.0%

Warrant contra revenue	—	287
Foreign currency loss / (gain)	1,457	(797)
Share-based compensation expense	670	848
Total adjustments	$2,127	$338
Tax impact of adjustments[1]	(626)	(189)
Adjusted net income	$9,032	$7,574
Adjusted net income margin	7.0%	6.1%

Diluted earnings per share	$0.43	$0.39
Per share impact of adjustments to net income	0.09	0.01
Adjusted earnings per share	$0.52	$0.40

Weighted average diluted shares outstanding	17,490	18,898

EBITDA, adjusted EBITDA, and adjusted EBITDA margin
EBITDA is a non-GAAP profitability measure that represents net income before the effect of the following items: interest expense, income tax expense, and D&A. Adjusted EBITDA is a non-GAAP profitability measure that represents EBITDA before the effect of the following items: interest income, warrant contra revenue, foreign currency gains, and share-based compensation expense. Adjusted EBITDA margin is a non-GAAP profitability measure that represents adjusted EBITDA divided by revenue.
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
EBITDA, adjusted EBITDA and adjusted EBITDA margin may not be comparable to other similarly titled measures of other companies and have limitations as analytical tools and should not be considered in isolation or as a substitute for analysis of our operating results as reported under U.S. GAAP. Some of these limitations are as follows:
•although D&A is a non-cash charge, the assets being depreciated and amortized may have to be replaced in the future. EBITDA, adjusted EBITDA and adjusted EBITDA margin do not reflect cash capital expenditure requirements for such replacements or for new capital expenditure requirements;
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
The following table provides a reconciliation of net income to EBITDA and adjusted EBITDA and net income margin to adjusted EBITDA margin for the periods presented:

	Three Months Ended September 30,
($000s)	2024	2023
Net income	$7,531	$7,425
Net income margin	5.8%	6.0%

Interest expense	162	104
Income tax expense	1,982	1,388
Depreciation and amortization	4,369	5,042
EBITDA	$14,044	$13,959
Interest income	(583)	(586)
Warrant contra revenue	—	287
Foreign currency loss / (gain)	1,457	(797)
Share-based compensation expense	670	848
Adjusted EBITDA	$15,588	$13,711

Adjusted EBITDA margin	12.0%	11.0%
Net income margin
Net income margin was 5.8% for the three months ended September 30, 2024 compared to 6.0% during the prior year quarter. The decrease was primarily driven by increased income tax expense due to a higher effective tax rate in the current year quarter.

Adjusted EBITDA margin

Adjusted EBITDA margin was 12.0% for the three months ended September 30, 2024 compared to 11.0% during the prior year quarter. The increase was primary driven by revenue growth in key verticals from existing and new clients launched throughout fiscal 2024 and first quarter of fiscal 2025, and stronger operating results due to site optimization efforts and the migration of clients to higher margin offshore locations during recent years.
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

	Three Months Ended September 30,
($000s)	2024	2023
Net cash provided by operating activities	$7,762	$8,684
Less: capital expenditures	3,630	2,052
Free cash flow	$4,132	$6,632
Net cash provided by operating activities during the three months ended September 30, 2024 was $7.8 million compared to $8.7 million during the prior year quarter. Free cash flow during the three months ended September 30, 2024 was $4.1 million compared to $6.6 million during the prior year quarter. The increase in capital expenditures during the current year quarter was driven by expansions in our offshore and nearshore regions.

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
Net cash is calculated below:

	September 30,	June 30,
($000s)	2024	2024
Cash and cash equivalents	$62,305	$62,720

Debt
Current	$698	$660
Non-current	802	867
Total debt	$1,500	$1,527
Net cash	$60,805	$61,193

JOBS Act Accounting Election
We qualify as an emerging growth company ("EGC") pursuant to the provisions of the JOBS Act. The JOBS Act permits an EGC like us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. We have elected to use the extended transition period until we are no longer an EGC or until we choose to opt out of the extended transition period affirmatively and irrevocably. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements applicable to public companies.
Liquidity and Capital Resources
As of September 30, 2024, our principal sources of liquidity were cash and cash equivalents totaling $62.3 million, cash flows from operations, and the unused availability under our existing credit facility of $61.0 million.

As of September 30, 2024, our total indebtedness was $1.5 million, consisting of our finance leases. We were in compliance with all debt covenants as of September 30, 2024. See Note 6, "Debt" in the consolidated financial statements included in this Form 10-Q for additional information regarding our debt.

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

To the extent additional funds are necessary to meet our long-term liquidity needs as we execute on our business strategy, we anticipate that they will be obtained through the utilization of current availability under our revolving credit facilities, additional indebtedness, additional equity financings or a combination of these potential sources of funds; however, such additional financing may not be available on favorable terms, or at all. If we are unable to raise additional funds when desired, our business, financial condition and results of operations could be adversely affected. See Note 15, "Subsequent Event" in the consolidated financial statements included in this Form 10-Q for additional information regarding our credit facilities.

The Board may authorize share repurchases of the Company’s common shares and the Company had multiple share repurchase plans during the three months ended September 30, 2024 and 2023. On May 1, 2024, the Board authorized the Company’s current share repurchase program of $30 million in share repurchases during the next twelve months. During the three months ended September 30, 2024 and 2023, the Company repurchased 282,129 and 134,524 shares, respectively, of its common shares totaling $4.7 million, and $2.0 million, respectively. All repurchases under these programs were funded with our existing cash balance.

The following discussion highlights our cash flow activities during the three months ended:

	Three Months Ended September 30,
($000s)	2024	2023
Net cash inflow / (outflow) from
Operating activities	$7,762	$8,684
Investing activities	(3,630)	(2,052)
Financing activities	(4,596)	(1,967)
Effects of exchange rate difference on cash and cash equivalents	49	(65)
Net (decrease) / increase in cash and cash equivalents	$(415)	$4,600
Cash and cash equivalents at beginning of the period	62,720	57,429
Cash and cash equivalents at the end of the period	$62,305	$62,029

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

As of September 30, 2024, we had cash and cash equivalents of $62.3 million, including $8.2 million located outside of the United States, and $2.8 million that is subject to certain local regulations on repatriation. As of June 30, 2024, we had cash and cash equivalents of $62.7 million, including $5.1 million located outside of the United States, and $2.5 million that is subject to certain local regulations on repatriation.
Cash Flows from Operating Activities

Net cash inflow from operating activities during the three months ended September 30, 2024 decreased to $7.8 million compared to $8.7 million during the prior year quarter. The decrease in net cash inflow from operating activities was primarily driven by an increase in working capital, offset by the impact of stronger operating results.

Cash Flows from Investing Activities
During the three months ended September 30, 2024, we incurred net expenditures of $3.6 million on investing activities primarily driven by expansions in our offshore and nearshore regions.

During the three months ended September 30, 2023, we incurred net expenditures of $2.1 million on investing activities primarily related to purchases of IT and telecommunications equipment.
Cash Flows from Financing Activities
During the three months ended September 30, 2024, we expended $4.6 million on financing activities, of which $4.8 million related to purchasing our common shares, offset by net cash receipts of $0.4 million from stock transactions
During the three months ended September 30, 2023, we expended $2.0 million on financing activities, of which $1.8 million related to purchasing our common shares.
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
Recent Accounting Pronouncements
Refer to Note 1, "Overview and Summary of Significant Accounting Policies" in the consolidated financial statements included in this Form 10-Q for additional information regarding recently issued accounting pronouncements.
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

Based upon our level of operations during the three months ended September 30, 2024, a 10% appreciation/depreciation in the PHP against the U.S. dollar would have increased or decreased our expenses incurred and paid in PHP by approximately $3.3 million or $2.7 million, respectively. Based upon our level of operations during the three months ended September 30, 2024, a 10% appreciation/depreciation in the Jamaican Dollar against the U.S. dollar would have increased or decreased our expenses incurred and paid in Jamaican Dollar by approximately $1.3 million or $1.1 million, respectively. Based upon our level of operations during the three months ended September 30, 2024, a 10% appreciation/depreciation in the Pakistani Rupee against the U.S. dollar would have increased or decreased our expenses incurred and paid in Pakistani Rupee by approximately $1.0 million or $0.8 million, respectively.

To mitigate against credit and default risk, we only enter into derivative contracts and other financial instruments with investment grade financial institutions and our derivative valuations reflect the creditworthiness of our counterparties. As of the date of this Form 10-Q, we have not experienced, nor do we anticipate experiencing, any counterparty defaults.
Refer to Note 5. “Derivatives” in the consolidated financial statements included in this Form 10-Q for further information on our foreign currency hedging program.
Interest rate risk
As of September 30, 2024, the Company’s exposure to market risk for changes in interest rates related primarily to the cash and bank balances and our $80 million revolving credit facility (as amended, the "PNC Credit Facility") with PNC Bank, N.A. ("PNC"). As of September 30, 2024, borrowings under the PNC Credit Facility bore interest at SOFR plus 1.75% and/or negative 0.5% of the PNC Commercial Lending Rate for domestic loans. The Company did not have any outstanding balances on the PNC Credit Facility as of September 30, 2024. Accordingly, a hypothetical 10% increase or decrease in SOFR would not cause a material increase or decrease in our interest expense over the next 12 months.
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

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2024. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2024.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
For further information, refer to the discussion found under the caption "Contingencies" in Note 1, "Overview and Summary of Significant Accounting Policies" in Part I, Item 1 of this Form 10-Q.
Item 1A. Risk Factors
We are subject to various risks that could have a material adverse impact on our financial position, results of operations or cash flows. Although it is not possible to predict or identify all such risks and uncertainties, they may include, but are not limited to, the factors discussed under "Risk Factors" in Part I, Item 1A. in the Annual Report. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our financial position, results of operations or cash flows. There have been no material changes to the risk factors included in the Annual Report. We encourage you to carefully consider the risk factors set forth in the Annual Report and the other information set forth elsewhere in this Form 10-Q.
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

On May 1, 2024, the Board authorized $30 million in share repurchases during the next twelve months (the "2024 Share Repurchase Program”). The following table provides information related to our purchases of our common shares during the three months ended three months ended September 30, 2024:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program ($000s)
July 1 - 31, 2024	72,895	$16.03	72,895	$25,703
August 1 - 31, 2024	148,834	$16.63	148,834	$23,227
September 1 - 30, 2024	60,400	$16.99	60,400	$22,201
Total	282,129	$16.55	282,129	$22,201

Recent Sale of Unregistered Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information

(c) Trading Plans

During the quarter ended September 30, 2024, no Company director or officer (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated (including by modification) a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as such terms are defined in Item 408 of Regulation S-K.

Item 6. Exhibits
EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description of Document	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith

3.1	Memorandum of Association	F-1	333-239821	3.1	07/29/2020

3.2	Amended and Restated By-laws	20-F	001-38442	1.2	10/23/2020

10.1	Executive Employment Agreement dated September 1, 2024 by and between Ibex Global Solutions, Inc. and Andreas Wilkens					X

10.2	Consulting Agreement dated July 31, 2024 by and between Ibex Global Solutions, Inc. and James Ferrato					X

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act					X

31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act					X

32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350					X

101.INS	Inline XBRL Instance Document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File (formatted in Inline XBRL and included as Exhibit 101)					X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IBEX LIMITED
(Registrant)

Date:	November 7, 2024	By:	/s/ Robert Dechant
Robert Dechant
Chief Executive Officer
(Principal Executive Officer)

Date:	November 7, 2024	By:	/s/ Taylor Greenwald
Taylor Greenwald
Chief Financial Officer
(Principal Financial and Accounting Officer)