Form 10-Q
period 2024-12-31
IBEX Ltd
filed 2025-02-06
CIK 1720420

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
FORM 10-Q
_______________________
(Mark One)

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. o
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). o Yes x No
The number of common shares outstanding of IBEX LIMITED as of January 31, 2025 was 13,191,924.

IBEX LIMITED
Quarterly Report on Form 10-Q
For Quarterly Period Ended December 31, 2024

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
We derive many of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. We caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. Important factors that could cause actual results to differ materially from our expectations, or cautionary statements, are disclosed under Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended June 30, 2024, as updated by this Form 10-Q. All written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements as well as other cautionary statements that are made from time to time in our other filings with the United States Securities and Exchange Commission (“SEC”) and public communications. You should evaluate all forward-looking statements made in this Form 10-Q in the context of these risks and uncertainties.
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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

IBEX LIMITED AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)
(in thousands, except share data)

	December 31, 2024	June 30, 2024
Assets
Current assets
Cash and cash equivalents	$20,206	$62,720
Accounts receivable, net	120,581	98,366
Prepaid expenses	6,905	7,712
Due from related parties	317	192
Tax advances and receivables	8,968	9,080
Other current assets	2,039	1,888
Total current assets	159,016	179,958

Non-current assets
Property and equipment, net	32,168	29,862
Operating lease assets	54,057	59,145
Goodwill	11,832	11,832
Deferred tax asset, net	5,052	4,285
Other non-current assets	10,373	8,822
Total non-current assets	113,482	113,946
Total assets	$272,498	$293,904

Liabilities and stockholders' equity
Current liabilities
Accounts payable and accrued liabilities	$19,924	$16,719
Accrued payroll and employee-related liabilities	33,278	30,674
Current deferred revenue	7,223	4,749
Current operating lease liabilities	12,208	12,051
Current maturities of long-term debt	8,217	660
Convertible debt	25,000	—
Due to related parties	149	60
Income taxes payable	4,643	6,083
Total current liabilities	110,642	70,996

Non-current liabilities
Non-current deferred revenue	1,119	1,128
Non-current operating lease liabilities	48,286	53,441
Long-term debt	695	867
Other non-current liabilities	2,819	1,673
Total non-current liabilities	52,919	57,109
Total liabilities	163,561	128,105

Stockholders' equity
Common stock: par value $0.0001, 108,057,967 shares authorized, 13,181,524 and 17,017,476 shares outstanding as of December 31, 2024 and June 30, 2024, respectively	1	2
Additional paid-in capital	212,116	210,200
Treasury stock at cost: 5,457,123 and 1,567,552 shares as of December 31, 2024 and June 30, 2024, respectively	(101,606)	(25,367)
Accumulated other comprehensive loss	(7,250)	(7,913)
Retained earnings / (deficit)	5,676	(11,123)
Total stockholders' equity	108,937	165,799
Total liabilities and stockholders' equity	$272,498	$293,904
See accompanying notes to unaudited consolidated financial statements.

IBEX LIMITED AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(Unaudited)
(in thousands, except per share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
Revenue	$140,682	$132,634	$270,399	$257,243

Cost of services (exclusive of depreciation and amortization presented separately below)	98,762	95,884	188,803	184,080
Selling, general and administrative	25,706	24,857	51,921	47,897
Depreciation and amortization	4,286	4,946	8,655	9,988
Total operating expenses	128,754	125,687	249,379	241,965
Income from operations	11,928	6,947	21,020	15,278

Interest income	311	512	894	1,098
Interest expense	(620)	(111)	(782)	(215)
Income before income taxes	11,619	7,348	21,132	16,161

Provision for income tax expense	(2,351)	(1,273)	(4,333)	(2,661)
Net income	$9,268	$6,075	$16,799	$13,500

Other comprehensive income
Foreign currency translation adjustments	$(911)	$679	$477	$(22)
Unrealized (loss) / gain on cash flow hedging instruments, net of tax	(193)	395	186	201
Total other comprehensive (loss) / income	(1,104)	1,074	663	179
Total comprehensive income	$8,164	$7,149	$17,462	$13,679

Net income per share
Basic	$0.61	$0.34	$1.05	$0.75
Diluted	$0.57	$0.33	$1.00	$0.72

Weighted average common shares outstanding
Basic	15,126	17,885	16,007	18,084
Diluted	16,456	18,440	16,977	18,667
See accompanying notes to unaudited consolidated financial statements.

IBEX LIMITED AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
(Unaudited)
(in thousands)

Three months ended December 31, 2023 and 2024	Common shares		Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income / (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Amount
Balance, September 30, 2023	18,169	$2	$(5,726)	$206,323	$(7,207)	$(37,353)	$156,039
Net income	—	—	—	—	—	6,075	6,075
Foreign currency translation adjustment	—	—	—	—	679	—	679
Changes in fair value of cash flow hedges	—	—	—	—	395	—	395
Purchase of treasury shares	(489)	—	(8,390)	—	—	—	(8,390)
Provision for common stock warrants	—	—	—	307	—	—	307
Issuance of common shares	1	—	—	6	—	—	6
Share-based compensation expense	—	—	—	1,002	—	—	1,002
Balance, December 31, 2023	17,681	$2	$(14,116)	$207,638	$(6,133)	$(31,278)	$156,113

	Common shares		Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income / (Loss)	Retained Earnings / (Deficit)	Total Stockholders' Equity
	Shares	Amount	Amount
Balance, September 30, 2024	16,765	$2	$(30,045)	$210,872	$(6,146)	$(3,592)	$171,091
Net income	—	—	—	—	—	9,268	9,268
Foreign currency translation adjustment	—	—	—	—	(911)	—	(911)
Changes in fair value of cash flow hedges	—	—	—	—	(193)	—	(193)
Purchase of treasury shares	(3,607)	(1)	(71,561)	—	—	—	(71,562)
Issuance of common shares	24	—	—	343	—	—	343
Share-based compensation expense	—	—	—	901	—	—	901
Balance, December 31, 2024	13,182	$1	$(101,606)	$212,116	$(7,250)	$5,676	$108,937

Six months ended December 31, 2023 and 2024	Common shares		Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income / (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Amount
Balance, June 30, 2023	18,280	$2	$(3,682)	$204,734	$(6,312)	$(44,778)	$149,964
Net income	—	—	—	—	—	13,500	13,500
Foreign currency translation adjustment	—	—	—	—	(22)	—	(22)
Changes in fair value of cash flow hedges	—	—	—	—	201	—	201
Purchase of treasury shares	(623)	—	(10,434)	—	—	—	(10,434)
Provision for common stock warrants	—	—	—	594	—	—	594
Issuance of common shares	24	—	—	11	—	—	11
Share-based compensation expense	—	—	—	2,299	—	—	2,299
Balance, December 31, 2023	17,681	$2	$(14,116)	$207,638	$(6,133)	$(31,278)	$156,113

	Common shares		Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income / (Loss)	Retained Earnings / (Deficit)	Total Stockholders' Equity
	Shares	Amount	Amount
Balance, June 30, 2024	17,017	$2	$(25,367)	$210,200	$(7,913)	$(11,123)	$165,799
Net income	—	—	—	—	—	16,799	16,799
Foreign currency translation adjustment	—	—	—	—	477	—	477
Changes in fair value of cash flow hedges	—	—	—	—	186	—	186
Purchase of treasury shares	(3,890)	(1)	(76,239)	—	—	—	(76,240)
Issuance of common shares	55	—	—	725	—	—	725
Share-based compensation expense	—	—	—	1,191	—	—	1,191
Balance, December 31, 2024	13,182	$1	$(101,606)	$212,116	$(7,250)	$5,676	$108,937

See accompanying notes to unaudited consolidated financial statements.

IBEX LIMITED AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Six Months Ended December 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$16,799	$13,500
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,655	9,988
Noncash lease expense	6,409	6,522
Warrant contra revenue	—	594
Deferred income tax	(767)	296
Share-based compensation expense	1,905	2,275
Allowance of expected credit losses	323	6
Change in assets and liabilities:
Increase in accounts receivable	(22,505)	(18,336)
Increase in prepaid expenses and other current assets	(1,013)	(2,192)
Increase in accounts payable and accrued liabilities	3,078	544
Increase in deferred revenue	2,465	301
Decrease in operating lease liabilities	(6,446)	(6,451)
Net cash inflow from operating activities	8,903	7,047

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(7,949)	(4,944)
Net cash outflow from investing activities	(7,949)	(4,944)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from line of credit	9,160	96
Repayments of line of credit	(1,660)	(148)
Proceeds from the exercise of options	724	11
Principal payments on finance leases	(353)	(204)
Purchase of treasury shares	(51,369)	(10,274)
Net cash outflow from financing activities	(43,498)	(10,519)
Effects of exchange rate difference on cash and cash equivalents	30	3
Net decrease in cash and cash equivalents	(42,514)	(8,413)
Cash and cash equivalents, beginning	62,720	57,429
Cash and cash equivalents, ending	$20,206	$49,016

Supplemental cash flow disclosures
Cash paid for interest	$782	$215
Cash paid for income taxes	$6,782	$4,018

Supplemental non-cash disclosures
Change in accounts payable related to fixed assets	$2,777	$(416)
Share repurchases funded by TRGI convertible debt	$25,000	$—
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

In the opinion of the Company, these unaudited consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of December 31, 2024, its results of operations, comprehensive income, and shareholders’ equity for the three and six months ended December 31, 2024 and 2023, and cash flows for the six months ended December 31, 2024 and 2023. The consolidated balance sheet as of June 30, 2024 was derived from the audited annual financial statements included in the Annual Report.
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

The Board will review any authorized repurchase program periodically and may authorize adjustment of its terms and size, and suspend or discontinue the program. The Company has funded and expects to fund future repurchases with its existing cash balance. The share repurchase programs do not obligate the Company to acquire any particular amount of common shares. See Note 11. “Stockholders’ Equity” for more information on share repurchases.

Cloud Computing Software Implementation Costs

The Company incurs costs to implement cloud computing arrangements that are hosted by a third-party vendor. In accordance with ASC 350-40, Goodwill and Other, Internal-Use Software, for cloud computing arrangements that meet the definition of a service contract, the Company capitalizes qualifying implementation costs incurred during the application development stage in prepaid expenses and other non-current assets. Capitalized costs are primarily comprised of third-party consulting fees, direct labor, and related expenses. Capitalization of these costs concludes once the project is substantially complete and the software is ready for the Company's intended use. Once available for its intended use, the capitalized costs will be amortized on a straight-line basis over the term of the associated hosting arrangement including periods covered by an option to extend, and are included in selling, general and administrative expenses in the consolidated statements of comprehensive income. Costs related to data conversion, overhead, general and administrative activities, maintenance, and training are expensed as incurred.

The Company capitalized $0.3 million and $1.1 million during the three and six months ended December 31, 2024, respectively. The Company capitalized $0.8 million and $1.2 million during the three and six months ended December 31, 2023, respectively.
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

In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures: Disaggregation of Income Statement Expenses, which requires disclosures about significant expense categories, including but not limited to, employee compensation, depreciation, amortization, and selling expenses. The amendments in ASU No. 2024-03 are effective for fiscal years beginning after December 15, 2026. Early adoption is permitted. We are currently evaluating the impact of the new guidance on the disclosures to our consolidated financial statements.

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

The Company generated its revenue from clients based in the United States and other countries as shown below:

	Three Months Ended December 31,		Six Months Ended December 31,
($000s)	2024	2023	2024	2023
Revenue
United States	$135,478	$128,606	$260,126	$249,790
Other countries	5,204	4,028	10,273	7,453
Total	$140,682	$132,634	$270,399	$257,243

The following table presents the breakdown of the Company’s revenues by geographical location, based on where the services are provided:

	Three Months Ended December 31,		Six Months Ended December 31,
($000s)	2024	2023	2024	2023
Revenue
Onshore (United States)	$30,943	$29,911	$62,042	$61,447
Offshore (Philippines, Pakistan)	73,837	64,910	138,273	122,269
Nearshore (Jamaica, Nicaragua, Honduras)	35,902	37,813	70,084	73,527
Total	$140,682	$132,634	$270,399	$257,243

The following table presents the breakdown of the Company’s revenue by pattern of revenue recognition:

	Three Months Ended December 31,		Six Months Ended December 31,
($000s)	2024	2023	2024	2023
Pattern of Revenue recognition
Services transferred over time	$132,377	$124,801	$253,315	$240,139
Services transferred at a point in time	8,305	7,833	17,084	17,104
Total	$140,682	$132,634	$270,399	$257,243

The movement in deferred revenue was as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
($000s)	2024	2023	2024	2023
Beginning balance	$5,956	$7,424	$5,877	$7,796
Revenue recognized	(1,712)	(2,261)	(3,873)	(4,933)
Revenue deferred	4,098	2,934	6,338	5,234
Ending balance	$8,342	$8,097	$8,342	$8,097

3.ACCOUNTS RECEIVABLE AND SIGNIFICANT CLIENT
Accounts receivable, net in the accompanying consolidated balance sheets, consists of the following:

	December 31,	June 30,
($000s)	2024	2024
Accounts receivable	$120,929	$98,438
Less: Allowance for credit losses	(348)	(72)
Accounts receivable, net	$120,581	$98,366

The Company will write-off accounts receivable against the allowance when it determines a balance is uncollectible.

Activity in the Company’s allowance for credit losses consists of the following:

	Three Months Ended December 31,		Six Months Ended December 31,
($000s)	2024	2023	2024	2023
Beginning balance	$155	$131	$72	$120
Provision for credit losses	261	13	344	24
Reversal of provision for credit losses	(21)	(18)	(21)	(18)
Uncollectible receivables written off	(47)	(11)	(47)	(11)
Effect of foreign exchange	—	2	—	2
Ending balance	$348	$117	$348	$117

Significant Client

During the six months ended December 31, 2024 and 2023, the Company had one client that contributed approximately 11% and 13% of total revenue, respectively.

To limit the Company’s credit risk with its clients, management regularly monitors the aging of customer receivables, maintains allowances for credit losses and may require prepayment for services from certain clients. Based on currently available information, management does not believe significant credit risk exists as of December 31, 2024.

4.LEASES

The Company has operating lease obligations primarily for its delivery centers and finance lease obligations primarily for vehicles and other equipment. Leases typically have initial terms of two to 15 years and may include renewal options if the Company is reasonably certain to exercise such options.

The components of lease cost are as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
($000s)	2024	2023	2024	2023
Operating lease cost:
Operating lease cost	$4,572	$4,992	$9,442	$9,878
Variable lease cost	746	785	1,479	1,566
Short-term lease cost	210	—	359	—
Total operating lease cost	$5,528	$5,777	$11,280	$11,444

Finance lease cost:
Amortization of right of use assets	$232	$114	$453	$214
Interest on lease liabilities	79	47	160	90
Total finance lease cost	$311	$161	$613	$304

The following table presents supplemental balance sheet information related to leases:

	December 31,	June 30,
($000s)	2024	2024
Operating lease assets	$54,057	$59,145

Operating lease liabilities, current	12,208	12,051
Operating lease liabilities, non-current	48,286	53,441
Total operating lease liabilities	$60,494	$65,492

Finance lease assets, net	$1,496	$1,697

Finance lease liabilities, current	$717	$660
Finance lease liabilities, non-current	695	867
Total finance lease liabilities	$1,412	$1,527

The following table presents supplemental cash flow information related to leases:

	Six Months Ended December 31,
($000s)	2024	2023
Cash paid for amounts included in the measurement of lease liabilities	$6,446	$6,451
Operating cash flows paid for interest portion of finance leases	$160	$90
Financing cash flows paid for principal portion of finance leases	$353	$204

The following table presents supplemental noncash information related to leases:

	Six Months Ended December 31,
($000s)	2024	2023
Right-of-use assets obtained in exchange for lease obligations
Operating leases	$3,351	$4,622
Finance leases	$237	$218
Reduction due to reassessment of lease renewal options
Right-of-use assets	$(2,426)	—
Operating lease liabilities	$(2,426)	—

	December 31,	June 30,
	2024	2024
Weighted average remaining lease term (in years)
Operating leases	4.7	5.1
Finance leases	2.0	2.2

Weighted average discount rate
Operating leases	10.6%	10.5%
Finance leases	22.1%	22.3%

The following table presents the maturities of our lease liabilities as of December 31, 2024:

($000s)	Operating Leases	Finance Leases
2025-remainder of year	$8,703	$491
2026	16,545	802
2027	15,764	405
2028	14,650	20
2029	12,609	—
Thereafter	10,134	—
Total undiscounted lease payments	78,405	1,718
Less: liability accretion	(17,911)	(306)
Total lease liabilities	$60,494	$1,412

5.     DEBT
Debt consists of the following:

	December 31,	June 30,
($000s)	2024	2024
Debt
HSBC Credit Facilities	$7,500	$—
Finance leases	$1,412	$1,527
Total debt	$8,912	$1,527
Less: Current maturities of long-term debt and finance leases	(8,217)	(660)
Total long-term debt	$695	$867

Convertible debt	$25,000	$—
HSBC Credit Facilities

U.S. Credit Agreement
On October 29, 2024 (the "Effective Date"), the Company's subsidiaries, Ibex Global Solutions, Inc. ("Ibex US") and Digital Globe Services, LLC, as borrowers, together with the Company and Ibex Global Limited, as guarantors, and the other loan parties and guarantor parties party thereto from time to time, entered into a credit agreement with HSBC Bank USA, National Association ("HSBC U.S.") (the “U.S. Credit Agreement”), which provides for a $25 million secured revolving credit facility (the “U.S. Credit Facility”). The U.S. Credit Facility matures on the earlier of October 29, 2027 and the termination or maturity of the obligations under the UAE Credit Agreement (as defined and described below).

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

UAE Credit Agreement

On the Effective Date, the Company's subsidiary, Ibex Global FZ-LLC (the “UAE Company”) entered into: (i) a revolving loan agreement (committed) together with (ii) a facility offer letter; (iii) a general terms and conditions applicable to corporate banking credit facilities; and (iv) a letter of deviation (collectively, the “UAE Credit Agreement”), in each case, with HSBC Bank Middle East Limited ("HSBC UAE”). The UAE Credit Agreement provides for a committed $50 million post shipment seller revolving loan credit facility (the “UAE Loan Facility”) and a $50,000 credit card facility (the “Commercial Card Facility” and collectively with the UAE Loan Facility, the “UAE Facilities”). The final repayment date for the UAE Credit Agreement is two years from the Effective Date. To secure the UAE Facilities, the Company provided an irrevocable and unconditional guarantee in favor of HSBC UAE with respect to all monies and liabilities owing or incurred by the UAE Company to or in favor of HSBC UAE.

Borrowings under the UAE Loan Facility bear interest at a per annum rate equal to 3-month term SOFR plus 2%. The Commercial Card Facility is subject to HSBC UAE’s standard commercial card terms and conditions.

The U.S. Credit Facility and the UAE Facilities (collectively, the "HSBC Credit Facilities") replaced the Company's prior revolving credit facility with PNC Bank N.A. (as amended, the "PNC Credit Facility"), which was terminated and repaid in full on the Effective Date. In connection with the termination of the PNC Credit Facility, the Company recognized a loss on extinguishment of $0.2 million.

As of December 31, 2024, the Company had $50.1 million of borrowing available under the HSBC Credit Facilities based on eligible collateral.

The U.S Credit Agreement and UAE Credit Agreement contain certain financial and non-financial covenants, including, among other things, covenants in respect of a total net leverage ratio, fixed charge coverage ratio, and restrictions on incurring additional debt and liens, making certain restricted payments and investments, engaging in certain transactions with affiliates, and disposal of assets. The Company was in compliance with all debt covenants as of December 31, 2024.

In connection with the HSBC Credit Facilities, the Company deferred debt issuance costs of $1.0 million, which are included in other current assets and other non-current assets in the consolidated balance sheets as of December 31, 2024.

Convertible debt
On November 19, 2024, the Company entered into a purchase agreement with TRGI (the “TRGI Purchase Agreement”), pursuant to which the Company purchased from TRGI 3,562,341 issued and outstanding common shares of the Company for an aggregate price of $70 million, of which $45 million was paid in cash and $25 million was paid in the form of a convertible promissory note. The convertible promissory note was repaid on January 9, 2025, using funds drawn from the HSBC Credit Facilities.
6.    DERIVATIVES
Foreign exchange contracts
From time to time, the Company enters into foreign currency exchange contracts, consisting of offsetting foreign exchange option contracts (“collars”), to mitigate foreign exchange fluctuations on the Philippine Peso (“PHP”) within a certain range and on a certain percentage of its PHP operating costs. The collars are designated as cash flow hedges upon inception, in accordance with ASC 815, in order to match the financial results of the hedges with the forecasted transactions. These contracts cover periods commensurate with the expected exposure, generally three to twelve months. The Company has not experienced any counterparty defaults.
The following tables show the notional amount and fair value of our foreign exchange cash flow hedging instruments as of December 31, 2024 and June 30, 2024:

Settlement date	Hedged currency	Foreign currency rate	Notional amount ($000s)	Fair Value ($000s)
Foreign currency option contracts - liabilities
January 7, 2025 through September 22, 2025	PHP	57.00 - 60.05	$39,125
Fair value as of June 30, 2024				$335
Fair value as of December 31, 2024				$29
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

Refer to Note 11. "Stockholders' Equity" for further details on the change in fair value of our cash flow hedges and the net gain or loss reclassified to earnings from effective hedges during the three and six months ended December 31, 2024 and 2023.

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
The Company did not record any warrant contra revenue during the three and six months ended December 31, 2024, and approximately $0.3 million and $0.6 million, respectively, during the three and six months ended December 31, 2023.

8.SHARE BASED COMPENSATION
The following tables summarize the components of share-based compensation expense recognized in the Company’s consolidated statements of comprehensive income, both by line item and by plan:

	Three Months Ended December 31,		Six Months Ended December 31,
($000s)	2024	2023	2024	2023
Cost of services	$129	$172	$264	$69
Selling, general and administrative	1,106	1,255	1,641	2,206
Total share-based compensation expense	$1,235	$1,427	$1,905	$2,275

	Three Months Ended December 31,		Six Months Ended December 31,
($000s)	2024	2023	2024	2023
Phantom Stock Plans	$334	$425	$714	$(24)
2020 Long term Incentive Plan	901	1,002	1,191	2,299
Total share-based compensation expense	$1,235	$1,427	$1,905	$2,275

Restricted stock units
During the three months ended December 31, 2024, the Company granted 65,054 restricted stock units under the 2020 Long Term Incentive Plan, which are subject to service and market conditions based upon the Company's Total Shareholder Return ("TSR") as compared with the TSR of a defined set of peer companies ("TSR awards"). The TSR awards vest equally over three separate performance periods ending on September 30, 2025, September 30, 2026, and September 30, 2027.
The Company used a Monte Carlo model to calculate the fair value of the TSR awards. Compensation expense is recorded over the vesting period using a graded vesting model. The weighted average grant-date fair value of awards was $26.25 per award.
As of December 31, 2024, there was $8.6 million of total unrecognized compensation expense related to non-vested share-based awards, which is expected to be recognized over a weighted-average period of 4.08 years.

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

The following is a summary of the Company’s fair value measurements on a recurring basis as of December 31, 2024 and June 30, 2024:

As of December 31, 2024	Fair Value Measurements Using
($000s)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities
Cash flow hedge - foreign currency collars, net	$—	$29	$—
Phantom stock options	—	1,729	—
Total liabilities	$—	$1,758	$—

As of June 30, 2024	Fair Value Measurements Using
($000s)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities
Cash flow hedge - foreign currency collars, net	$—	$335	$—
Phantom stock options	—	1,014	—
Total liabilities	$—	$1,349	$—

These balances are included in accounts payable and accrued liabilities and other non-current liabilities in the consolidated balance sheets.
There were no transfers between the different hierarchy levels during the three and six months ended December 31, 2024 and 2023.

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
The Company’s income tax provision includes the results of the Company’s U.S. operations and its various foreign operations including subsidiaries based in Canada, Jamaica, Nicaragua, Pakistan, Honduras, the Philippines, United Arab Emirates, and Saudi Arabia. Historically, the Company’s Bermuda-based companies are not subject to income tax as there is no corporate income tax in Bermuda. On December 27, 2023 the Bermuda Corporate Income Tax Act 2023 was passed which provides for a 15% corporate tax rate beginning on or after January 1, 2025 for companies with revenue in excess of 750 million Euros. The Company continues to evaluate the impact of this legislation, however, the legislation is not applicable at the current time as the Company's revenues have not exceeded the stated threshold.
The Company recorded a provision for income taxes of $2.4 million and $4.3 million in the three and six months ended December 31, 2024, respectively. The effective tax rate was 20.2% and 20.5% for the three and six months ended December 31, 2024, respectively. The Company recorded a provision for income taxes of $1.3 million and $2.7 million in the three and six months ended December 31, 2023, respectively. The effective tax rate was 17.3% and 16.5% for the three and six months ended December 31, 2023, respectively. The changes in effective tax rates between these periods was primarily attributable to changes in revenue mix across our taxable jurisdictions compared to the prior year.
The difference between the effective tax rate applicable to the Company and the 21% U.S. federal statutory rate in the three and six months ended December 31, 2024 was primarily due to "Tax Holidays" in certain countries in which we operate and the distribution of taxable income in countries with differing tax rates. We have been granted Tax Holidays as an incentive to attract foreign investment by the governments of Nicaragua, Pakistan, Honduras, Jamaica, and certain qualifying locations in the Philippines. Generally, a Tax Holiday is an agreement between us and a foreign government under which we receive certain tax benefits in that country.

The aggregate reduction in income tax expense due to the above Tax Holidays was $0.9 million and $2.3 million for the three and six months ended December 31, 2024, respectively. The aggregate reduction in income tax expense per diluted share was $0.05 and $0.14 for the three and six months ended December 31, 2024. The aggregate reduction in income tax expense due to the above Tax Holidays was $1.2 million and $2.6 million for the three and six months ended December 31, 2023, respectively. The aggregate reduction in income tax expense per diluted share was and $0.07 and $0.14 for the three and six months ended December 31, 2023.
As of December 31, 2024, we had no unrecognized tax positions and do not expect changes to our uncertain tax positions within the next 12 months.
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

11.STOCKHOLDERS’ EQUITY

AOCI
The following tables presents changes by component:

Three months ended December 31, 2023 and 2024
($000s)	Foreign Currency Translation Adjustment	Derivative Valuation	Defined Benefit Plan	Total
Balance as of September 30, 2023	$(6,961)	$(318)	$72	$(7,207)
Foreign currency translation	679	—	—	679
Unrealized gain on cash flow hedges	—	365	—	365
Reclassifications to earnings	—	30	—	30
Balance as of December 31, 2023	$(6,282)	$77	$72	$(6,133)

($000s)	Foreign Currency Translation Adjustment	Derivative Valuation	Defined Benefit Plan	Total
Balance as of September 30, 2024	$(6,495)	$144	$205	$(6,146)
Foreign currency translation	(911)	—	—	(911)
Unrealized loss on cash flow hedges	—	(370)	—	(370)
Reclassifications to earnings	—	177	—	177
Balance as of December 31, 2024	$(7,406)	$(49)	$205	$(7,250)

Six months ended December 31, 2023 and 2024
($000s)	Foreign Currency Translation Adjustment	Derivative Valuation	Defined Benefit Plan	Total
Balance as of June 30, 2023	$(6,260)	$(124)	$72	$(6,312)
Foreign currency translation	(22)	—	—	(22)
Unrealized gain on cash flow hedges	—	130	—	130
Reclassifications to earnings	—	71	—	71
Balance as of December 31, 2023	$(6,282)	$77	$72	$(6,133)

($000s)	Foreign Currency Translation Adjustment	Derivative Valuation	Defined Benefit Plan	Total
Balance as of June 30, 2024	$(7,883)	$(235)	$205	$(7,913)
Foreign currency translation	477	—	—	477
Unrealized loss on cash flow hedges	—	(72)	—	(72)
Reclassifications to earnings	—	258	—	258
Balance as of December 31, 2024	$(7,406)	$(49)	$205	$(7,250)

Share repurchase programs

The Board may authorize share repurchases of the Company’s common shares and the Company had multiple share repurchase plans during the three and six months ended December 31, 2024 and 2023.

During the three and six months ended December 31, 2024, the Company repurchased 45,101 and 327,230, respectively, of its common shares totaling $0.9 million, and $5.6 million, respectively. During the three and six months ended December 31, 2023, the Company repurchased 488,803 and 623,327 shares of its common shares for $8.4 million and $10.4 million, respectively. All repurchases under these programs were funded with our existing cash balance.

TRGI Purchase Agreement

Refer to Note 5, "Debt" for additional information regarding the TRGI Purchase Agreement. In connection with the TRGI Purchase Agreement, the Company terminated its then-existing share repurchase program.

12.WEIGHTED AVERAGE SHARE COUNTS
The following tables set forth the components of the computation from basic to diluted earnings per share for net income for the three and six months ended December 31, 2024 and 2023:

	Three Months Ended December 31,		Six Months Ended December 31,
(000s)	2024	2023	2024	2023
Shares used in basic earnings per share calculation	15,126	17,885	16,007	18,084
Effect of dilutive securities:
Employee share-based compensation	139	95	110	104
Warrant	610	460	570	479
Convertible debt	581	—	290	—
Total effects of dilutive securities	1,330	555	970	583
Shares used in diluted earnings per share calculation	16,456	18,440	16,977	18,667

Shares considered anti-dilutive using the treasury method	(260)	(527)	(330)	(512)

Net income was adjusted as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
(000s)	2024	2023	2024	2023
Net income	$9,268	$6,075	$16,799	$13,500
Convertible debt - interest expense, net of tax	145	—	145	—
Numerator for diluted EPS	$9,413	$6,075	$16,944	$13,500

13.RELATED PARTY TRANSACTIONS
The Company has agreements with multiple companies under the control of our largest shareholder, TRGI, and with companies which have common directors with us, in the normal course of business. These transactions were executed on mutually agreed terms and include contact center services, back office support services and an office lease. During the three and six months ended December 31, 2024, the Company recognized revenue of $0.01 million and $0.03 million, respectively, with these related parties. During the three and six months ended December 31, 2023, the Company recognized revenue of $0.02 million and $0.03 million, respectively, with these related parties. As of December 31, 2024 and June 30, 2024, the Company had accounts receivable of $0.3 million and $0.2 million, respectively, other non-current assets of $1.1 million for both periods, and accounts payable of $0.1 million for both periods, with these related parties.

Refer to Note 5. "Debt" for additional information regarding the TRGI Purchase Agreement, including the share repurchases from TRGI and related convertible promissory note.
14.INVESTMENT IN JOINT VENTURE
The Company has an investment in Lake Ball, LLC to procure and sell commercial leads for its customers. The Company’s ownership interest is 47.5% and is accounted for under the equity method. The Company’s investment of $0.4 million at December 31, 2024 and June 30, 2024, respectively, is included in other non-current assets in the consolidated balance sheets, while net earnings from the joint venture are included in selling, general and administrative expense in the consolidated statements of comprehensive income.

The table below presents our investment in the joint venture:

	Three Months Ended December 31,		Six Months Ended December 31,
($000s)	2024	2023	2024	2023
Beginning balance	$415	$385	$415	$372
Dividends received	(284)	(270)	(381)	(527)
Share of profit	286	255	383	525
Ending balance	$417	$370	$417	$370

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q (this "Form 10-Q"), the financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2024 (the "Annual Report"), as filed with the Securities and Exchange Commission (the "SEC"), and the information included under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report. In addition to historical data, the following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed in our forward-looking statements as a result of various factors, including but not limited to those discussed under "Cautionary Note Regarding Forward-Looking Statements" in this Form 10-Q, under Part II, Item 1A. "Risk Factors" in this Form 10-Q, and under Part I, Item 1A, "Risk Factors" in the Annual Report.
This Form 10-Q includes certain historical consolidated financial and other data for IBEX Limited (“ibex,” “we,” “us,” “our” or the “Company”). The following discussion provides a narrative of our financial condition and results of operations for the three and six months ended December 31, 2024 compared to the three and six months ended December 31, 2023.
Overview
ibex delivers innovative business process outsourcing (“BPO”), smart digital marketing, online acquisition technology, and end-to-end customer engagement solutions to help companies acquire, engage, and retain valuable customers. Today, ibex operates a global customer experiences ("CX") delivery center model consisting of 30 delivery centers around the world, while deploying next-generation technology to drive superior customer experiences for many of the world’s leading companies across various verticals, including Retail & E-commerce, HealthTech, FinTech, Utilities, and Travel, Transportation & Logistics. ibex leverages its diverse global team of approximately 33,000 employees together with industry-leading technology, including its Wave iX platform, to manage customer interactions on behalf of our clients, driving a truly differentiated customer experience.
Business Highlights

During the three and six months ended December 31, 2024, the Company delivered strong financial results, and experienced growth with leading clients in our HealthTech, Travel, Transportation & Logistics, and Retail & E-commerce verticals. We increased capacity in our offshore and nearshore regions and expanded into two new sites. Despite macroeconomic headwinds during recent years, the business performed well in several important areas this quarter and year-to-date, including total revenues and profitability.
Recent Financial Highlights

The Company delivered revenues of $140.7 million during the three months ended December 31, 2024, a 6.1% increase compared to the same quarter in the prior year due to growth in the HealthTech, Travel, Transportation & Logistics, and Retail & E-commerce verticals. Net income during the three months ended December 31, 2024 was $9.3 million, a 52.6% increase from $6.1 million during the same quarter in the prior year. Fully diluted earnings per share for the three months ended December 31, 2024 of $0.57 increased from $0.33 during the prior year quarter. These increases were driven by winning new clients and market share within our embedded base client in our higher margin offshore regions, improved gross margin performance, and fewer diluted shares outstanding compared to the prior year quarter.

The Company delivered revenues of $270.4 million during the six months ended December 31, 2024, a 5.1% increase compared to the same period in the prior year due to growth from existing and new clients launched throughout fiscal 2024 and first half of fiscal 2025. Net income during the six months ended December 31, 2024 was $16.8 million, a 24.4% increase from $13.5 million during the same period in the prior year. Fully diluted earnings per share for the six months ended December 31, 2024 of $1.00 increased from $0.72 in the prior year period. These increases were driven by revenue growth in our higher margin offshore regions, improved operational delivery, improved gross margin performance, and fewer diluted shares outstanding compared to the prior year period.
Trends and Factors Affecting our Performance
There are a number of key trends and factors that have affected and may affect our results of operations.
Macroeconomic Trends

Macroeconomic factors, including but not limited to, increasing inflation and interest rates, global economic and geopolitical uncertainty, changes in foreign currency exchange rates, and the impact that these factors are having on our clients and their customers, have also impacted our financial results during the six months ended December 31, 2024. Some of our customers have increased their focus on cost reduction, resulting in decisions to shift work from onshore sites to offshore sites, which may impact our revenues and operations in the near term. However, we also believe that they present opportunities with both new and existing clients, as companies maintain a focus on cost reduction and look for new solutions and delivery options.

Artificial Intelligence ("AI")

With the increasing applicability of AI in enhancing business processes, the BPO industry is increasingly evaluating and starting to integrate AI into its range of solutions to improve the customer experience and efficiencies. We are moving aggressively to leverage generative AI in our business. Our Wave iX technology has a three-pronged AI strategy, which continues to keep ibex at the forefront of digital transformation. Our solutions are focused on increasing agent productivity, providing deeper customer insights to elevate the customer experience and putting AI in front of the customer journey with voice and chat bots. We believe we are well positioned to leverage our leadership position in adopting new technology in the CX sector and to create significant value for our clients through the application of AI. We believe that our approach to bringing a combination of our AI-enabled solutions plus a robust set of third-party AI-enabled solutions to our clients positions us to not only be a fast-mover in the market, but also to capture an outsized share of AI-impacted future revenue, and to help minimize risk to our overall revenue and provide opportunities for future profitability enhancement. While the initial implementation of some AI-solutions may impact revenue directly derived from traditional agent-driven activities, it is our belief that by remaining on the forefront and bringing these solutions to our clients, we will be able to capture a greater share of AI-enabled revenue work and maintain and grow our overall business and results in the near- and long-term.

Client’s Underlying Business Performance

Demand for customer interaction services reflects a client’s underlying business performance and priorities. Growth in a client’s business often results in increased demand for our customer engagement solutions. Conversely, a decline in a client’s business generally results in a decrease in demand for our customer engagement solutions, shifting volume to lower cost geographies, and potential increases in demand for our customer acquisition and expansion solutions. The correlation between a client's business performance and demand for outsourced customer interaction solutions can therefore be complex, and depends upon several factors, such as industry consolidation, client investments in growth, and overall macroeconomic environment, all of which can result in short term revenue volatility for outsourcing providers. Demand during the six months ended December 31, 2024 was higher when compared to the prior year quarter due to increased demand for our digital-first solutions, growth in our existing clients, and recent new client wins in strategic verticals.

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
As demand for delivery locations has continued to shift towards lower cost geographies during the six months ended December 31, 2024, we have continued to fill the additional capacity in our offshore region and expect this capacity to be absorbed quickly as clients and prospective clients look to relocate work to cost advantageous markets in the near term. In addition, we continue to realize cost savings as we geographically optimize our delivery centers in higher cost regions.

Labor Costs

When compensation levels of our employees increase, we may not be able to pass on such increased costs to our clients or do so on a timely basis, which tends to depress our operating profit margins if we cannot generate sufficient offsetting productivity gains. During the six months ended December 31, 2024, we continued to see increasing wage pressure in all of our geographies, in part brought on by the current global inflation and labor shortage, which is increasing competition for contact center agents from other sectors of the economy. During the six months ended December 31, 2024, we have offset some of these wage increases with higher agent quality and increased productivity, higher agent retention, and increased client prices under contractual cost of living adjustments (“COLA”). Furthermore, our overall labor cost as a percentage of revenue is impacted by the aforementioned shift in delivery location from onshore delivery centers to offshore centers.
Delivery Location

We generate greater profit margins from our work carried out by agents located in offshore and nearshore regions compared to our work carried out from onshore locations in the United States. As a result, our operating margins are influenced by the proportion of our work delivered from these higher margin locations. Over time we have expanded and further diversified our delivery network by adding facilities in these locations, offering a significant relative cost advantage. Our percentage of workstations in nearshore and offshore centers is approximately 95% as of December 31, 2024. We regularly evaluate whether to procure additional space or enter into new markets as we continue to add employees and expand geographically to meet the demands of our business.
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

Sales Cycles and New Client Wins

We have a strong track record of winning key new client accounts and as a result of our land and expand strategy, we have been successful in winning an increasing number of new client engagements, and subsequently increasing our revenues with these clients period over period. Historically, our in-year new client wins have generated 2.5x to 3.0x revenue in the second and third years of the engagement. The slowing economic environment impacted the length of our sales cycles during recent years, however, we experienced a faster pace of sales activity during the second half of fiscal year 2024 and through the first half of fiscal year 2025.
Client Concentration
During the six months ended December 31, 2024, our largest client accounted for 11%, while our three largest clients accounted for 27% of our consolidated revenues. We believe client diversification is an important attribute in a challenging market.

Pricing
Our revenues are dependent upon both volumes and unit pricing for our services. Client pricing is often expressed in terms of a base price per minute or hour as well as, in limited cases, with bonuses and occasionally penalties depending upon our achievement of certain client objectives. During the fiscal year ended June 30, 2024 and the six months ended December 31, 2024, the tightening in the global labor market and corresponding wage inflation, as well as increasing facilities expenses have resulted in us pursuing and successfully negotiating price increases or COLA with many of our clients.

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
Results of Operations
The following summarizes the results of our operations for the three and six months ended December 31, 2024 and 2023:

	Three Months Ended December 31,		Six Months Ended December 31,
($000s)	2024	2023	2024	2023
Revenue	$140,682	$132,634	$270,399	$257,243

Cost of services	98,762	95,884	188,803	184,080
Selling, general and administrative	25,706	24,857	51,921	47,897
Depreciation and amortization	4,286	4,946	8,655	9,988
Income from operations	$11,928	$6,947	$21,020	$15,278

Interest income	311	512	894	1,098
Interest expense	(620)	(111)	(782)	(215)
Income before income taxes	$11,619	$7,348	$21,132	$16,161

Provision for income tax expense	(2,351)	(1,273)	(4,333)	(2,661)
Net income	$9,268	$6,075	$16,799	$13,500
Three Months Ended December 31, 2024 and 2023

Revenue

Our revenue was $140.7 million for the three months ended December 31, 2024, an increase of $8.0 million, or 6.1%, compared to the prior year quarter. This increase was primarily driven by increases in our HealthTech vertical of $5.0 million, or 31.2%, Travel, Transportation & Logistics vertical of $2.8 million, or 16.7%, and Retail & E-commerce vertical of $1.7 million, or 4.4% compared to the prior year quarter. These increases were partially offset by decreases in the FinTech vertical of $2.7 million, or 14.7%.

As a percentage of total revenue, the revenue from our HealthTech vertical increased to 15.1% compared to 12.2% in the prior year quarter, and the revenue from our Travel, Transportation & Logistics vertical increased to 13.7% compared to 12.5% in the prior year quarter. Conversely, the revenue from our Retail & E-commerce vertical decreased slightly to 28.5% compared to 29.0% in the prior year quarter, and the revenue from our FinTech vertical decreased to 11.0% compared to 13.7% in the prior year quarter.

Operating Expenses

Cost of services
Cost of services was $98.8 million during the three months ended December 31, 2024, an increase of $2.9 million, or 3.0%, compared to the prior year quarter. The increase in cost of services was primarily due to increases in payroll and related costs, reseller commissions and lead expenses, and IT expenses.
Payroll and related costs were $76.2 million during the three months ended December 31, 2024, an increase of $1.5 million, or 2.0%, compared to the prior year quarter, due to increased revenues during the current year quarter. As a percent of revenue, payroll cost decreased to 54.1% during the three months ended December 31, 2024 compared to 56.3% during the prior year quarter, reflecting the continuing trend towards lower cost, higher margin regions.

Reseller commissions and lead expenses were $3.7 million during the three months ended December 31, 2024, an increase of $0.8 million, or 28.0%, compared to the prior year quarter. These increases were primarily due to increases in the utilization of our third-party affiliates for inbound inquiries as well as search engine costs in connection with our digital sales and marketing efforts.

IT expenses were $1.6 million during the three months ended December 31, 2024, an increase of $0.5 million, or 39.2%, compared to the prior year quarter, primarily due to additional software license fees.
Selling, general and administrative expense (“SG&A”)

SG&A expense was $25.7 million during the three months ended December 31, 2024, an increase of $0.8 million, or 3.4%, compared to the prior year quarter. The increase was driven by higher payroll and related costs of $1.2 million and professional and other fees of $0.3 million, as we focus on revenue growth and expansion, higher IT expenses of $0.3 million due to continued investments in core business management systems, and an increase in our allowance for credit losses and other reserves of $0.6 million. These increases were partially offset by changes in foreign currency gains / losses of $1.6 million compared to the prior year quarter.
Depreciation and amortization expense (“D&A”)
D&A expense was $4.3 million during the three months ended December 31, 2024, a decrease of $0.7 million or 13.3% compared to the prior year quarter. The decrease was primarily due to lower depreciation expense due to an increase in fully depreciated assets. As a percentage of revenue, D&A decreased to 3.0% during the three months ended December 31, 2024 compared to 3.7% during the prior year quarter.
Income from operations
Income from operations was $9.3 million during the three months ended December 31, 2024 compared to $6.1 million during the prior year quarter. The operating margin was 8.5% for three months ended December 31, 2024, up from 5.2% for the prior year quarter. The increase was primarily driven by margin expansion as we continued to realize growth in our higher margin offshore regions and realize site optimization efforts undertaken in the prior year.
Interest income

Interest income during the three months ended December 31, 2024 was $0.3 million, compared to $0.5 million during the prior year quarter and consisted primarily of income from invested funds.

Interest expense

Interest expense during the three months ended December 31, 2024 was $0.6 million, an increase of $0.5 million when compared to prior year quarter, and consisted of interest expense on finance leases, a loss on extinguishment of $0.2 million related to the termination of our PNC Credit Facility, and interest expense of $0.2 million on the TRGI convertible promissory note (as defined and described below).

Provision for Income Taxes

Income tax expense was $2.4 million during three months ended December 31, 2024, an increase of $1.1 million when compared with the prior year quarter, primarily due to higher pre-tax income and a higher effective tax rate in the current year quarter. The effective tax rate was 20.2% and 17.3% for the three months ended December 31, 2024 and 2023, respectively. The changes in effective tax rates between these periods was primarily attributable to changes in revenue mix across our taxable jurisdictions.

Six Months Ended December 31, 2024 and 2023

Revenue

Our revenue was $270.4 million for the six months ended December 31, 2024, an increase of $13.2 million, or 5.1%, compared to the same period in the prior year. This increase was primarily driven by increases in our HealthTech vertical of $8.5 million, or 27.5%, Travel, Transportation & Logistics vertical of $4.4 million, or 13.3%, and Retail & E-commerce vertical of $4.2 million, or 6.2% compared to the same period in the prior year. These increases were partially offset by decreases in the FinTech vertical of $5.1 million, or 13.8%, compared to the prior year period.

As a percentage of total revenue, the revenue from our HealthTech vertical increased to 14.6% for the six months ended December 31, 2024 compared to 12.0% in the same period in the prior year, the revenue from our Travel, Transportation & Logistics vertical increased to 14.0% compared to 13.0% in the prior year period, and the revenue from our Retail & E-commerce vertical increased to 26.6% compared to 26.3% in the prior year period. Conversely, the revenue from our FinTech vertical decreased to 11.7% for the six months ended December 31, 2024 compared to 14.2% in the prior year period.
Operating Expenses

Cost of services
Cost of services was $188.8 million during the six months ended December 31, 2024, an increase of $4.7 million, or 2.6%, compared to the prior year period. The increase in cost of services was primarily due to increases in payroll and related costs, reseller commissions and lead expenses, travel and entertainment, and IT expenses.

Payroll and related costs were $144.6 million during the six months ended December 31, 2024, an increase of $3.0 million, or 2.1%, compared to the prior year period, due to increased revenues during the current year. As a percent of revenue, payroll cost decreased to 53.5% during the six months ended December 31, 2024 compared to 55.0% during the prior year period, reflecting the continuing trend towards lower cost regions.

Reseller commissions and lead expenses were $7.5 million during the six months ended December 31, 2024, an increase of $1.0 million, or 14.9%, compared to the prior year period. These increases were primarily due to increases in the utilization of our third-party affiliates for inbound inquiries as well as search engine costs in connection with our digital sales and marketing efforts.

Travel and entertainment expenses were $1.2 million during the six months ended December 31, 2024, an increase of $0.3 million or 27.4%, compared to the prior year period. These increases were primarily due to higher engagement expenses in the current year period.

IT expenses were $3.0 million during the six months ended December 31, 2024, an increase of $0.5 million or 18.5%, compared to the prior year period, primarily due to additional software license fees.
Selling, general and administrative expense (“SG&A”)

SG&A expense was $51.9 million during the six months ended December 31, 2024, an increase of $4.0 million, or 8.4%, compared to the prior year period. The increase was driven by higher payroll and related costs of $2.6 million and facilities expenses, including rent and utilities, of $0.4 million, as we focus on revenue growth and expansion, higher IT expenses of $0.4 million due to continued investments in core business management systems, an increase in our allowance for credit losses and other reserves of $0.6 million, and changes in foreign currency gains / losses of $0.6 million year over year, partially offset by decreases in legal and professional fees of $0.6 million.
D&A expense
D&A expense was $8.7 million during the six months ended December 31, 2024, a decrease of $1.3 million or 13.3%, compared to the prior year period. The decrease was primarily due to lower depreciation expense due to an increase in fully depreciated assets. As a percentage of revenue, D&A decreased to 3.2% during the six months ended December 31, 2024 compared to 3.9% in the prior year period.
Income from operations
Income from operations was $21.0 million during the six months ended December 31, 2024 compared to $15.3 million during the prior year period. The operating margin was 7.8% for six months ended December 31, 2024, up from 5.9% for the prior year period. The increase was primarily driven by margin expansion as we continued to realize growth in our higher margin offshore regions and realize site optimization efforts undertaken in the prior year.
Interest income
Interest income during the six months ended December 31, 2024 was $0.9 million, compared to $1.1 million during the prior year period, and consisted primarily of income from invested funds.

Interest expense

Interest expense during the six months ended December 31, 2024 was $0.8 million, an increase of $0.6 million when compared to the prior year period, and consisted of interest expense on finance leases, a loss on extinguishment of $0.2 million related to the termination of our PNC Credit Facility, and interest expense of $0.2 million on the TRGI convertible promissory note (as defined and described below).
Provision for Income Taxes

Income tax expense was $4.3 million during the six months ended December 31, 2024, an increase of $1.7 million when compared to the prior year period, primarily due to higher pre-tax income and a higher effective tax rate in the current year. The effective tax rate was 20.5% and 16.5% for the six months ended December 31, 2024 and 2023, respectively. The changes in effective tax rates between these periods was primarily attributable to changes in revenue mix across our taxable jurisdictions.

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

The following table provides a reconciliation of net income to adjusted net income, net income margin to adjusted net income margin, and diluted earnings per share to adjusted earnings per share for the periods presented:

($000s, except per share amounts)	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
Net income	$9,268	$6,075	$16,799	$13,500
Net income margin	6.6%	4.6%	6.2%	5.2%

Warrant contra revenue	—	307	—	594
Foreign currency (gain) / loss	(912)	697	545	(100)
Share-based compensation expense	1,235	1,427	1,905	2,275
Total adjustments	$323	$2,431	$2,450	$2,769
Tax impact of adjustments[1]	24	(482)	(602)	(671)
Adjusted net income	$9,615	$8,024	$18,647	$15,598
Adjusted net income margin	6.8%	6.0%	6.9%	6.1%

Diluted earnings per share	$0.57	$0.33	$1.00	$0.72
Per share impact of adjustments to net income	0.02	0.11	0.11	0.11
Adjusted earnings per share	$0.59	$0.44	$1.11	$0.84

Weighted average diluted shares outstanding	16,456	18,440	16,977	18,667

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
The following table provides a reconciliation of net income to EBITDA and adjusted EBITDA and net income margin to adjusted EBITDA margin for the periods presented:

	Three Months Ended December 31,		Six Months Ended December 31,
($000s)	2024	2023	2024	2023
Net income	$9,268	$6,075	$16,799	$13,500
Net income margin	6.6%	4.6%	6.2%	5.2%

Interest expense	620	111	782	215
Income tax expense	2,351	1,273	4,333	2,661
Depreciation and amortization	4,286	4,946	8,655	9,988
EBITDA	$16,525	$12,405	$30,569	$26,364
Interest income	(311)	(512)	(894)	(1,098)
Warrant contra revenue	—	307	—	594
Foreign currency loss / (gain)	(912)	697	545	(100)
Share-based compensation expense	1,235	1,427	1,905	2,275
Adjusted EBITDA	$16,537	$14,324	$32,125	$28,035
Adjusted EBITDA margin	11.8%	10.8%	11.9%	10.9%
Net income margin
Net income margin was 6.6% for the three months ended December 31, 2024 compared to 4.6% during the prior year quarter. Net income margin was 6.2% for the six months ended December 31, 2024 compared to 5.2% during the prior year period. These increases were primarily driven by margin expansion as we continued to realize growth in our higher margin offshore regions and site optimization efforts undertaken in the prior year, partially offset by increases in interest expense and income tax expense compared to the same periods in the prior year.

Adjusted EBITDA margin

Adjusted EBITDA margin was 11.8% for the three months ended December 31, 2024 compared to 10.8% during the prior year quarter. Adjusted EBITDA margin was 11.9% for the six months ended December 31, 2024 compared to 10.9% during the prior year period. These increases were driven by margin expansion and improved operational delivery due to the realization of site optimization efforts undertaken in the prior year.

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

	Three Months Ended December 31,		Six Months Ended December 31,
($000s)	2024	2023	2024	2023
Net cash provided by operating activities	$1,141	$(1,637)	$8,903	$7,047
Less: capital expenditures	4,319	2,892	7,949	4,944
Free cash flow	$(3,178)	$(4,529)	$954	$2,103
Net cash provided by operating activities during the three and six months ended December 31, 2024 was $1.1 million and $8.9 million, respectively, compared to $(1.6) million and $7.0 million, respectively, during the prior year periods. Free cash flow during the three and six months ended December 31, 2024 was $(3.2) million and $1.0 million, respectively, compared to $(4.5) million and $2.1 million, respectively, during the prior year periods. The increase in capital expenditures during the current year was driven by expansions in our offshore and nearshore regions and purchases of IT and telecommunications equipment.

Net (debt) / cash
Net (debt) / cash is a non-GAAP liquidity measure that represents cash and cash equivalents less total debt. We believe that net (debt) / cash provides useful information to investors in understanding and evaluating our ability to pay off debt. Our use of net (debt) / cash has limitations as an analytical tool, and investors should not consider it in isolation or as a substitute for analysis of our financial results as reported under GAAP. Further, other companies, including companies in our industry, may adjust their cash or debt differently, which may reduce the value of net (debt) / cash as a comparative measure.
Net (debt) / cash is calculated below:

	December 31,	June 30,
($000s)	2024	2024
Cash and cash equivalents	$20,206	$62,720

Debt
Current	$8,217	$660
Convertible debt	25,000	—
Non-current	695	867
Total debt	$33,912	$1,527
Net (debt) / cash	$(13,706)	$61,193

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

Liquidity and Capital Resources
As of December 31, 2024, our principal sources of liquidity were cash and cash equivalents totaling $20.2 million, cash flows from operations, and the unused availability under our new HSBC Credit Facilities (as defined below) of $50.1 million.

HSBC Credit Facilities

U.S. Credit Agreement
On October 29, 2024 (the "Effective Date"), the Company's subsidiaries, Ibex Global Solutions, Inc. ("Ibex US") and Digital Globe Services, LLC, as borrowers, together with the Company and Ibex Global Limited, as guarantors, and the other loan parties and guarantor parties party thereto from time to time, entered into a credit agreement with HSBC Bank USA, National Association ("HSBC U.S.") (the “U.S. Credit Agreement”), which provides for a $25 million secured revolving credit facility (the “U.S. Credit Facility”). The U.S. Credit Facility matures on the earlier of October 29, 2027 and the termination or maturity of the obligations under the UAE Credit Agreement (as defined and described below).

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

UAE Credit Agreement

On the Effective Date, the Company's subsidiary, Ibex Global FZ-LLC (the “UAE Company”) entered into: (i) a revolving loan agreement (committed) together with (ii) a facility offer letter; (iii) a general terms and conditions applicable to corporate banking credit facilities; and (iv) a letter of deviation (collectively, the “UAE Credit Agreement”), in each case, with HSBC Bank Middle East Limited ("HSBC UAE”). The UAE Credit Agreement provides for a committed $50 million post shipment seller revolving loan credit facility (the “UAE Loan Facility”) and a $50,000 credit card facility (the “Commercial Card Facility” and collectively with the UAE Loan Facility, the “UAE Facilities”). The final repayment date for the UAE Credit Agreement is two years from the Effective Date. To secure the UAE Facilities, the Company provided an irrevocable and unconditional guarantee in favor of HSBC UAE with respect to all monies and liabilities owing or incurred by the UAE Company to or in favor of HSBC UAE.

Borrowings under the UAE Loan Facility bear interest at a per annum rate equal to 3-month term SOFR plus 2%. The Commercial Card Facility is subject to HSBC UAE’s standard commercial card terms and conditions.

The U.S Credit Agreement and UAE Credit Agreement contain certain financial and non-financial covenants, including, among other things, covenants in respect of a total net leverage ratio, fixed charge coverage ratio, and restrictions on incurring additional debt and liens, making certain restricted payments and investments, engaging in certain transactions with affiliates, and disposal of assets.

The U.S. Credit Facility and the UAE Credit Facilities (collectively, the "HSBC Credit Facilities") replaced the Company's prior credit facility with PNC Bank N.A., which was terminated and repaid in full on the Effective Date. In connection with the termination of the PNC Credit Facility, the Company recognized a loss on extinguishment of $0.2 million.

In connection with the HSBC Credit Facilities, the Company deferred debt issuance costs of $1.0 million, which are included in other current assets and other non-current assets in the consolidated balance sheets as of December 31, 2024.

TRGI convertible promissory note

On November 19, 2024, the Company entered into a purchase agreement with TRGI (the “TRGI Purchase Agreement”), pursuant to which the Company purchased from TRGI 3,562,341 issued and outstanding common shares of the Company for an aggregate price of $70 million, of which $45 million was paid in cash and $25 million was in the form of a convertible promissory note issued to TRGI (the "TRGI convertible promissory note"). The TRGI convertible promissory note was repaid on January 9, 2025, using funds drawn from the HSBC Credit Facilities.

As of December 31, 2024, our total indebtedness was $33.9 million, consisting of $7.5 million on our HSBC Credit Facilities, $1.4 million of finance leases, and $25.0 million for the TRGI convertible promissory note. We were in compliance with all debt covenants as of December 31, 2024. See Note 5, "Debt" in the consolidated financial statements included in this Form 10-Q for additional information regarding our debt.

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

The Board may authorize share repurchases of the Company’s common shares and the Company had multiple share repurchase plans during the six months ended December 31, 2024 and 2023. During the six months ended December 31, 2024 and 2023, the Company repurchased 327,230 and 623,327 shares, respectively, of its common shares totaling $5.6 million, and $10.4 million respectively. All repurchases under these programs were funded with our existing cash balance.

The following discussion highlights our cash flow activities during the six months ended December 31, 2024:

	Six Months Ended December 31,
($000s)	2024	2023
Net cash inflow / (outflow) from
Operating activities	$8,903	$7,047
Investing activities	(7,949)	(4,944)
Financing activities	(43,498)	(10,519)
Effects of exchange rate difference on cash and cash equivalents	30	3
Net (decrease) / increase in cash and cash equivalents	$(42,514)	$(8,413)
Cash and cash equivalents at beginning of the period	62,720	57,429
Cash and cash equivalents at the end of the period	$20,206	$49,016

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

As of December 31, 2024, we had cash and cash equivalents of $20.2 million, including $10.7 million located outside of the United States, and $3.7 million that is subject to certain local regulations on repatriation. As of June 30, 2024, we had cash and cash equivalents of $62.7 million, including $5.1 million located outside of the United States, and $2.5 million that is subject to certain local regulations on repatriation.

Cash Flows from Operating Activities

Net cash inflow from operating activities during the six months ended December 31, 2024 increased to $8.9 million compared to $7.0 million during the same period in the prior year. The increase in net cash inflow from operating activities was primarily driven by increased revenues, stronger operating results, and net changes in operating assets and liabilities of $1.7 million.
Cash Flows from Investing Activities
During the six months ended December 31, 2024, we incurred expenditures of $7.9 million on investing activities primarily driven by expansions in our offshore and nearshore regions and purchases of IT and telecommunications equipment.

During the six months ended December 31, 2023, we incurred expenditures of $4.9 million on investing activities primarily related to purchases of IT and telecommunications equipment.
Cash Flows from Financing Activities
During the six months ended December 31, 2024, we expended $43.5 million on financing activities, of which $51.4 million related to the repurchase of our common shares, offset by net draws of $7.5 million from our HSBC Credit Facilities.
During the six months ended December 31, 2023, we expended $10.5 million on financing activities, of which $10.3 million related to purchasing our common shares.
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

Based upon our level of operations during the six months ended December 31, 2024, a 10% appreciation/depreciation in the PHP against the U.S. dollar would have increased or decreased our expenses incurred and paid in PHP by approximately $6.8 million or $5.6 million, respectively. Based upon our level of operations during the six months ended December 31, 2024, a 10% appreciation/depreciation in the Jamaican Dollar against the U.S. dollar would have increased or decreased our expenses incurred and paid in Jamaican Dollar by approximately $2.6 million or $2.2 million, respectively. Based upon our level of operations during the six months ended December 31, 2024, a 10% appreciation/depreciation in the Pakistani Rupee against the U.S. dollar would have increased or decreased our expenses incurred and paid in Pakistani Rupee by approximately $2.1 million or $1.7 million, respectively.

To mitigate against credit and default risk, we only enter into derivative contracts and other financial instruments with investment grade financial institutions and our derivative valuations reflect the creditworthiness of our counterparties. As of the date of this Form 10-Q, we have not experienced, nor do we anticipate experiencing, any counterparty defaults.
Refer to Note 6. “Derivatives” in the consolidated financial statements included in this Form 10-Q for further information on our foreign currency hedging program.
Interest rate risk
As of December 31, 2024, the Company’s exposure to interest rate risk related primarily to the HSBC Credit Facilities. Borrowings under the US Credit Facility bears interest at a per annum rate equal to term SOFR plus 2%, or equal to alternate base rate plus 1%. Borrowings under the UAE Loan Facility bear interest at a per annum rate equal to 3-month term SOFR plus 2%. As of December 31, 2024, the Company had an outstanding balance on the HSBC Credit Facilities of $7.5 million. Accordingly, a 10% increase/decrease in SOFR would have increased or decreased our annualized interest expense by approximately $0.05 million or $0.05 million, respectively.
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

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2024. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2024.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
We are subject to various risks that could have a material adverse impact on our financial position, results of operations or cash flows. Although it is not possible to predict or identify all such risks and uncertainties, they may include, but are not limited to, the factors discussed under "Risk Factors" in Part I, Item 1A. in the Annual Report. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our financial position, results of operations or cash flows. There have been no material changes to the risk factors included in the Annual Report except as set forth below. We encourage you to carefully consider the risk factors set forth in the Annual Report, those described below, and the other information set forth elsewhere in this Form 10-Q.
We are no longer a "controlled company" within the meaning of the Nasdaq Listing Rules. However, we may continue to rely on exemptions from certain corporate governance requirements during a one year phase-in period.
Prior to November 19, 2024, we qualified as a "controlled company" under the Nasdaq Listing Rules, and we availed ourselves of "controlled company" exemptions from certain Nasdaq Listing Rule requirements, including the requirements that our Board be comprised of a majority of independent directors, and the Compensation and the Nominating and Governance Committees of our Board be comprised entirely of independent directors. After November 19, 2024, the Company no longer qualified as a "controlled company" under the Nasdaq Listing
Rules.
The Nasdaq Listing Rules require us to transition out of the "controlled company" exemptions by having (i) a majority of independent directors on the Board by November 19, 2025; (ii) at least a majority of independent directors on the Compensation and Nominating and Governance Committees by February 19, 2025; and (iii) solely independent directors on the Compensation and Nominating and Governance Committees by November 19, 2025. As of the date of this Form 10-Q, we are in compliance with the phase-in requirements described above. Until we are fully subject to these requirements, our shareholders may not have the same protections afforded to shareholders of companies that are subject to all of the corporate governance requirements of Nasdaq.
We cannot take certain actions without the consent of our largest shareholder, The Resource Group International Limited, which could limit our shareholders' ability to influence the outcome of key transactions, including any change of control.
As of December 31, 2024, our largest shareholder, The Resource Group International Limited ("TRGI"), beneficially owns, in the aggregate, approximately 13% of our outstanding common shares. Pursuant to a stockholder's agreement, dated September 15, 2017, between TRGI and us (the "TRGI Stockholder's Agreement"), we will not take or commit to take, or cause or permit any of our subsidiaries to take, certain enumerated actions without TRGI's consent, to be withheld or given in TRGI's sole discretion. The TRGI Stockholder's Agreement will remain in effect until the date that TRGI ceases to hold 10% or more of all shares issued by us. TRGI may have interests that differ from interests of our shareholders and may cause TRGI to withhold or grant its consent to such enumerated actions in a way with which investors disagree and that may be adverse to shareholders' interests. In addition, pursuant to such consent right, TRGI may delay, prevent, or deter a change of control of the Company and its subsidiaries, as well as certain M&A activity and securities offerings, and could deprive our shareholders of an opportunity to receive a premium for their common shares as part of a sale of the Company and may adversely affect the market price of our common shares.

The risk factor with the title "Our executive officers, directors and principal shareholders have the ability to control all matters submitted to shareholders for approval" contained in the Annual Report is deleted.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities By the Issuer
TRGI Purchase Agreement

On November 19, 2024, the Company entered into a purchase agreement with TRGI (the “TRGI Purchase Agreement”), pursuant to which the Company purchased from TRGI 3,562,341 issued and outstanding common shares of the Company for an aggregate price of $70 million, of which $45 million was paid in cash and $25 million was paid in the form of a convertible promissory note. The TRGI convertible promissory note was repaid on January 9, 2025.

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
The Board will review any authorized repurchase program periodically and may authorize adjustment of its terms and size, or suspend or discontinue the program. The Company has and expects to fund future repurchases with its existing cash balance. The share repurchase programs do not obligate the Company to acquire any particular amount of common shares.
On May 1, 2024, the Board authorized $30 million in share repurchases during the next twelve months (the "2024 Share Repurchase Program”). In connection with the TRGI Purchase Agreement, the Company terminated the 2024 Share Repurchase Program.
The following table provides information related to our purchases of our common shares during the three months ended December 31, 2024:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program ($000s)
October 1 - 31, 2024	1,101	$18.00	1,101	$22,181
November 1 - 30, 2024	44,000	$19.62	44,000	$—
December 1 - 31, 2024	—	$—	—	$—
Total	45,101	$19.58	45,101	$—

Recent Sale of Unregistered Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information

(c) Trading Plans

During the quarter ended December 31, 2024, no Company director or officer (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated (including by modification) a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as such terms are defined in Item 408 of Regulation S-K.

Item 6. Exhibits
EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description of Document	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith

3.1	Memorandum of Association	F-1	333-239821	3.1	07/29/2020

3.2	Amended and Restated By-laws	20-F	001-38442	1.2	10/23/2020

10.1	Credit Agreement, dated as of October 29, 2024, by and among Ibex Global Solutions, Inc., Ibex Limited, Ibex Global Limited, the other borrowers party thereto from time to time, the guarantors party thereto from time to time, the lenders party thereto from time to time and HSBC Bank USA, National Association, as administrative agent	8-K	001-38442	10.1	11/04/2024

10.2A	Revolving Loan Agreement, dated as of 22 October 2024, by and between HSBC Bank Middle East Limited and Ibex Global FZ-LLC	8-K	001-38442	10.2A	11/04/2024

10.2B	Facility Offer Letter, dated as of 22 October 2024, by and between HSBC Bank Middle East Limited and Ibex Global FZ-LLC	8-K	001-38442	10.2B	11/04/2024

10.2C	General Terms and Conditions of the HSBC Bank Middle East Limited	8-K	001-38442	10.2C	11/04/2024

10.2D	Letter of Deviation, dated as of 22 October 2024, by and between HSBC Bank Middle East Limited and Ibex Global FZ-LLC	8-K	001-38442	10.2D	11/04/2024

10.3	Call Option Agreement, dated November 19, 2024, by and between the Company and TRGI	8-K	001-38442	10.1	11/20/2024

10.4	Convertible Promissory Note, dated November 19, 2024, issued by the Company to TRGI	8-K	001-38442	10.2	11/20/2024

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act					X

31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act					X

32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350					X

101.INS	Inline XBRL Instance Document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File (formatted in Inline XBRL and included as Exhibit 101)					X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IBEX LIMITED
(Registrant)

Date:	February 6, 2025	By:	/s/ Robert Dechant
Robert Dechant
Chief Executive Officer
(Principal Executive Officer)

Date:	February 6, 2025	By:	/s/ Taylor Greenwald
Taylor Greenwald
Chief Financial Officer
(Principal Financial and Accounting Officer)