Form 10-Q
period 2025-03-31
IBEX Ltd
filed 2025-05-08
CIK 1720420

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
FORM 10-Q
_______________________
(Mark One)

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. o
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). o Yes x No
The number of common shares outstanding of IBEX LIMITED as of April 30, 2025 was 13,372,404.

IBEX LIMITED
Quarterly Report on Form 10-Q
For Quarterly Period Ended March 31, 2025

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (“Form 10-Q”) contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995, relating to our operations, expected financial position, and other business matters that are based on our current expectations, assumptions, and projections with respect to the future, and are not a guarantee of performance. Forward-looking statements provide management’s current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements may include words such as “anticipate,” “believe,” “budgeted,” “contemplate,” “estimate,” “expect,” “forecast,” “guidance,” “may,” “outlook,” “plan,” “projection,” “should,” “target,” “will,” “would” and other words, the negative forms of such words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. Such forward-looking statements involve known and unknown risks, uncertainties, assumptions, and other important factors that could cause our actual results, performance or achievements or industry results, to differ materially from historical results or any future results, performance or achievements expressed, suggested, or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to statements about:
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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

IBEX LIMITED AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)
(in thousands, except share data)

	March 31, 2025	June 30, 2024
Assets
Current assets
Cash and cash equivalents	$12,977	$62,720
Accounts receivable, net	120,035	98,366
Prepaid expenses	8,103	7,712
Due from related parties	50	192
Tax advances and receivables	4,976	9,080
Other current assets	2,523	1,888
Total current assets	148,664	179,958

Non-current assets
Property and equipment, net	30,481	29,862
Operating lease assets	65,726	59,145
Goodwill	11,832	11,832
Deferred tax asset, net	5,994	4,285
Other non-current assets	12,034	8,822
Total non-current assets	126,067	113,946
Total assets	$274,731	$293,904

Liabilities and stockholders' equity
Current liabilities
Accounts payable and accrued liabilities	$18,430	$16,719
Accrued payroll and employee-related liabilities	29,653	30,674
Current deferred revenue	6,019	4,749
Current operating lease liabilities	14,225	12,051
Current debt	19,862	660
Due to related parties	—	60
Income taxes payable	821	6,083
Total current liabilities	89,010	70,996

Non-current liabilities
Non-current deferred revenue	1,060	1,128
Non-current operating lease liabilities	56,944	53,441
Long-term debt	735	867
Other non-current liabilities	2,801	1,673
Total non-current liabilities	61,540	57,109
Total liabilities	150,550	128,105

Stockholders' equity
Common stock: par value $0.0001, 108,057,967 shares authorized, 13,372,404 and 17,017,476 shares outstanding as of March 31, 2025 and June 30, 2024, respectively	1	2
Additional paid-in capital	216,184	210,200
Treasury stock at cost: 5,457,123 and 1,567,552 shares as of March 31, 2025 and June 30, 2024, respectively	(101,658)	(25,367)
Accumulated other comprehensive loss	(6,491)	(7,913)
Retained earnings / (deficit)	16,145	(11,123)
Total stockholders' equity	124,181	165,799
Total liabilities and stockholders' equity	$274,731	$293,904
See accompanying notes to unaudited consolidated financial statements.

IBEX LIMITED AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(Unaudited)
(in thousands, except per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
Revenue	$140,736	$126,795	$411,135	$384,038

Cost of services (exclusive of depreciation and amortization presented separately below)	96,017	87,083	284,820	271,163
Selling, general and administrative	27,061	23,565	78,982	71,462
Depreciation and amortization	4,329	4,865	12,984	14,853
Total operating expenses	127,407	115,513	376,786	357,478
Income from operations	13,329	11,282	34,349	26,560

Interest income	32	431	926	1,529
Interest expense	(404)	(124)	(1,186)	(339)
Income before income taxes	12,957	11,589	34,089	27,750

Provision for income tax expense	(2,488)	(1,279)	(6,821)	(3,940)
Net income	$10,469	$10,310	$27,268	$23,810

Other comprehensive income
Foreign currency translation adjustments	$374	$(288)	$851	$(310)
Unrealized gain / (loss) on cash flow hedging instruments, net of tax	385	(131)	571	70
Total other comprehensive income / (loss)	759	(419)	1,422	(240)
Total comprehensive income	$11,228	$9,891	$28,690	$23,570

Net income per share
Basic	$0.79	$0.59	$1.80	$1.33
Diluted	$0.73	$0.57	$1.70	$1.29

Weighted average common shares outstanding
Basic	13,264	17,468	15,109	17,880
Diluted	14,404	18,036	16,135	18,458
See accompanying notes to unaudited consolidated financial statements.

IBEX LIMITED AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
(Unaudited)
(in thousands)

Three months ended March 31, 2024 and 2025	Common shares		Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income / (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Amount
Balance, December 31, 2023	17,681	$2	$(14,116)	$207,638	$(6,133)	$(31,278)	$156,113
Net income	—	—	—	—	—	10,310	10,310
Foreign currency translation adjustment	—	—	—	—	(288)	—	(288)
Changes in fair value of cash flow hedges	—	—	—	—	(131)	—	(131)
Purchase of treasury shares	(502)	—	(8,117)	—	—	—	(8,117)
Provision for common stock warrants	—	—	—	299	—	—	299
Issuance of common shares	35	—	—	351	—	—	351
Share-based compensation expense	—	—	—	774	—	—	774
Balance, March 31, 2024	17,214	$2	$(22,233)	$209,062	$(6,552)	$(20,968)	$159,311

	Common shares		Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income / (Loss)	Retained Earnings	Total Stockholders' Equity
	Shares	Amount	Amount
Balance, December 31, 2024	13,182	$1	$(101,606)	$212,116	$(7,250)	$5,676	$108,937
Net income	—	—	—	—	—	10,469	10,469
Foreign currency translation adjustment	—	—	—	—	374	—	374
Changes in fair value of cash flow hedges	—	—	—	—	385	—	385
Purchase of treasury shares	—	—	(52)	—	—	—	(52)
Issuance of common shares	190	—	—	2,809	—	—	2,809
Share-based compensation expense	—	—	—	1,259	—	—	1,259
Balance, March 31, 2025	13,372	$1	$(101,658)	$216,184	$(6,491)	$16,145	$124,181

Nine months ended March 31, 2024 and 2025	Common shares		Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income / (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Amount
Balance, June 30, 2023	18,280	$2	$(3,682)	$204,734	$(6,312)	$(44,778)	$149,964
Net income	—	—	—	—	—	23,810	23,810
Foreign currency translation adjustment	—	—	—	—	(310)	—	(310)
Changes in fair value of cash flow hedges	—	—	—	—	70	—	70
Purchase of treasury shares	(1,125)	—	(18,551)	—	—	—	(18,551)
Provision for common stock warrants	—	—	—	893	—	—	893
Issuance of common shares	59	—	—	362	—	—	362
Share-based compensation expense	—	—	—	3,073	—	—	3,073
Balance, March 31, 2024	17,214	$2	$(22,233)	$209,062	$(6,552)	$(20,968)	$159,311

	Common shares		Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income / (Loss)	Retained Earnings / (Deficit)	Total Stockholders' Equity
	Shares	Amount	Amount
Balance, June 30, 2024	17,017	$2	$(25,367)	$210,200	$(7,913)	$(11,123)	$165,799
Net income	—	—	—	—	—	27,268	27,268
Foreign currency translation adjustment	—	—	—	—	851	—	851
Changes in fair value of cash flow hedges	—	—	—	—	571	—	571
Purchase of treasury shares	(3,890)	(1)	(76,291)	—	—	—	(76,292)
Issuance of common shares	245	—	—	3,534	—	—	3,534
Share-based compensation expense	—	—	—	2,450	—	—	2,450
Balance, March 31, 2025	13,372	$1	$(101,658)	$216,184	$(6,491)	$16,145	$124,181

See accompanying notes to unaudited consolidated financial statements.

IBEX LIMITED AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Nine Months Ended March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$27,268	$23,810
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,984	14,853
Noncash lease expense	10,020	9,908
Warrant contra revenue	—	893
Deferred income tax	(1,709)	586
Share-based compensation expense	3,506	2,741
Allowance of expected credit losses	428	62
Impairment losses	—	1,257
Change in assets and liabilities:
Increase in accounts receivable	(22,050)	(16,941)
Decrease / (increase) in prepaid expenses and other current assets	392	(5,350)
Increase in accounts payable and accrued liabilities	(3,042)	(2,336)
Increase / (decrease) in deferred revenue	1,203	(1,098)
Decrease in operating lease liabilities	(11,269)	(9,907)
Net cash inflow from operating activities	17,731	18,478

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(13,216)	(6,635)
Net cash outflow from investing activities	(13,216)	(6,635)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from line of credit	69,310	153
Repayments of line of credit	(50,210)	(205)
Proceeds from the exercise of options	3,534	362
Principal payments on finance leases	(639)	(342)
Purchase of treasury shares	(76,421)	(18,551)
Net cash outflow from financing activities	(54,426)	(18,583)
Effects of exchange rate difference on cash and cash equivalents	168	(24)
Net decrease in cash and cash equivalents	(49,743)	(6,764)
Cash and cash equivalents, beginning	62,720	57,429
Cash and cash equivalents, ending	$12,977	$50,665

Supplemental cash flow disclosures
Cash paid for interest	$1,186	$339
Cash paid for income taxes	$9,890	$5,428

Supplemental non-cash disclosures
Change in accounts payable related to fixed assets	$(298)	$(786)
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
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of presentation and principles of consolidation
The Company’s interim consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and include the financial results of all wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

The Company consolidates variable interest entities ("VIE"), when it is deemed to be the primary beneficiary. The Company is considered the primary beneficiary if it has both (1) the power to direct the activities that most significantly impact the VIE’s economic performance, and (2) the obligation to absorb significant losses of the VIE or the right to receive significant benefits from the VIE. When the Company does not have majority ownership in an entity but exerts significant influence over that entity, the Company accounts for the entity under the equity method of accounting.

These unaudited consolidated financial statements and accompanying notes have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements and should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended June 30, 2024 (the “Annual Report”) as filed with the SEC. There have been no changes to the Company’s significant accounting policies described in the Annual Report that have had a material impact on the Company’s consolidated financial statements and related notes, except for the application of new policies related to VIEs due to transactions entered into during the current year.

In the opinion of the Company, these unaudited consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of March 31, 2025, its results of operations, comprehensive income, and shareholders’ equity for the three and nine months ended March 31, 2025 and 2024, and cash flows for the nine months ended March 31, 2025 and 2024. The consolidated balance sheet as of June 30, 2024 was derived from the audited annual financial statements included in the Annual Report.
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

Variable Interest Entity

During February 2025 and in connection with our strategic expansion into India, the Company entered into an agreement with Safeguard, LLC and its controlled affiliate (collectively, “Safeguard"), an unrelated provider of Business Process Outsourcing ("BPO") services. The Company has a variable interest in Safeguard due to Safeguard's lack of sufficient equity. The Company’s variable interest includes certain lease guaranty and exposure to certain severance payment obligations for Safeguard employees servicing ibex's account. Management determined that ibex is not the primary beneficiary as ibex does not have the power to direct or control the activities which most significantly affect Safeguard's financial performance (such as engaging new clients, expanding its offerings, and engaging in financing activities, among others). Accordingly, the Company is not required to consolidate the results of Safeguard.

The Company's primary risk of involvement with Safeguard is the loss of its investment and certain obligations that may be due in the event of early termination of the contract. The Company’s investment, which is considered its maximum exposure to loss, of $2.0 million at March 31, 2025 is included in prepaid expenses and other non-current assets in the consolidated balance sheets. Amounts related to early termination of the contract cannot be reasonably estimated as of March 31, 2025. The Company believes that the possibility of a loss is remote. For the three and nine months ended March 31, 2025, the Company did not provide any financial support to Safeguard other than its contractual commitments.

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

The Company capitalized $0.1 million and $1.2 million during the three and nine months ended March 31, 2025, respectively. The Company capitalized $1.2 million and $2.4 million during the three and nine months ended March 31, 2024, respectively.
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

In March 2024, the SEC issued its final climate disclosure rules, which require the disclosure of climate-related information in annual reports and registration statements. The rules require disclosure in the audited financial statements of certain effects of severe weather events and other natural conditions above certain financial thresholds, as well as amounts related to carbon offsets and renewable energy credits or certificates, if material. Disclosure requirements were set to begin phasing in for fiscal years beginning on or after January 1, 2025. On April 4, 2024, the SEC determined to voluntarily stay the final rules pending certain legal challenges. On March 27, 2025, the SEC voted to end its defense of the climate disclosure rules, and on April 24, 2025, the U.S. Eighth Circuit Court of Appeals ordered the litigation to be held in abeyance and directed the SEC to indicate within 90 days whether the SEC will reconsider or review the climate disclosure rules. We are currently evaluating the impact of the new rules on the disclosures to our consolidated financial statements.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures: Disaggregation of Income Statement Expenses, which requires disclosures about significant expense categories, including but not limited to, employee compensation, depreciation, amortization, and selling expenses. The amendments in ASU No. 2024-03 are effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. We are currently evaluating the impact of the new guidance on the disclosures to our consolidated financial statements.

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

The Company generated its revenue from clients based in the United States and other countries as shown below:

	Three Months Ended March 31,		Nine Months Ended March 31,
($000s)	2025	2024	2025	2024
Revenue
United States	$135,590	$122,822	$395,716	$372,612
Other countries	5,146	3,973	15,419	11,426
Total	$140,736	$126,795	$411,135	$384,038

The following table presents the breakdown of the Company’s revenues by geographical location, based on where the services are provided:

	Three Months Ended March 31,		Nine Months Ended March 31,
($000s)	2025	2024	2025	2024
Revenue
Onshore (United States)	$33,553	$30,748	$95,595	$92,195
Offshore (Philippines, Pakistan)	72,173	60,840	210,446	183,109
Nearshore (Jamaica, Nicaragua, Honduras)	35,010	35,207	105,094	108,734
Total	$140,736	$126,795	$411,135	$384,038

The following table presents the breakdown of the Company’s revenue by pattern of revenue recognition:

	Three Months Ended March 31,		Nine Months Ended March 31,
($000s)	2025	2024	2025	2024
Pattern of Revenue recognition
Services transferred over time	$129,325	$120,029	$382,640	$360,168
Services transferred at a point in time	11,411	6,766	28,495	23,870
Total	$140,736	$126,795	$411,135	$384,038

The movement in deferred revenue was as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
($000s)	2025	2024	2025	2024
Beginning balance	$8,342	$8,097	$5,877	$7,796
Revenue recognized	(2,065)	(2,368)	(5,938)	(7,301)
Revenue deferred	802	969	7,140	6,203
Ending balance	$7,079	$6,698	$7,079	$6,698

3.ACCOUNTS RECEIVABLE AND SIGNIFICANT CLIENT
Accounts receivable, net in the accompanying consolidated balance sheets, consists of the following:

	March 31,	June 30,
($000s)	2025	2024
Accounts receivable	$120,222	$98,438
Less: Allowance for credit losses	(187)	(72)
Accounts receivable, net	$120,035	$98,366

The Company will write-off accounts receivable against the allowance when it determines a balance is uncollectible.

Activity in the Company’s allowance for credit losses consists of the following:

	Three Months Ended March 31,		Nine Months Ended March 31,
($000s)	2025	2024	2025	2024
Beginning balance	$348	$117	$72	$120
Provision for credit losses	105	69	449	93
Reversal of provision for credit losses	—	(13)	(21)	(31)
Uncollectible receivables written off	(266)	(67)	(313)	(78)
Effect of foreign exchange	—	1	—	3
Ending balance	$187	$107	$187	$107

Significant Client

During the nine months ended March 31, 2025 and 2024, the Company had one client that contributed approximately 11% and 13% of total revenue, respectively.

To limit the Company’s credit risk with its clients, management regularly monitors the aging of customer receivables, maintains allowances for credit losses and may require prepayment for services from certain clients. Based on currently available information, management does not believe significant credit risk exists as of March 31, 2025.

4.LEASES

The Company has operating lease obligations primarily for its delivery centers and finance lease obligations primarily for vehicles and other equipment. Leases typically have initial terms of two to 15 years and may include renewal options if the Company is reasonably certain to exercise such options.

The components of lease cost are as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
($000s)	2025	2024	2025	2024
Operating lease cost:
Operating lease cost	$5,380	$5,045	$14,822	$14,923
Variable lease cost	754	787	2,233	2,353
Short-term lease cost	105	—	464	—
Total operating lease cost	$6,239	$5,832	$17,519	$17,276

Finance lease cost:
Amortization of right of use assets	$238	$147	$691	$361
Interest on lease liabilities	74	64	234	154
Total finance lease cost	$312	$211	$925	$515

The following table presents supplemental balance sheet information related to leases:

	March 31,	June 30,
($000s)	2025	2024
Operating lease assets	$65,726	$59,145

Operating lease liabilities, current	14,225	12,051
Operating lease liabilities, non-current	56,944	53,441
Total operating lease liabilities	$71,169	$65,492

Finance lease assets, net	$1,615	$1,697

Finance lease liabilities, current	$762	$660
Finance lease liabilities, non-current	735	867
Total finance lease liabilities	$1,497	$1,527

The following table presents supplemental cash flow information related to leases:

	Nine Months Ended March 31,
($000s)	2025	2024
Cash paid for amounts included in the measurement of lease liabilities	$11,269	$9,907
Operating cash flows paid for interest portion of finance leases	$234	$154
Financing cash flows paid for principal portion of finance leases	$639	$342

The following table presents supplemental noncash information related to leases:

	Nine Months Ended March 31,
($000s)	2025	2024
Right-of-use assets obtained in exchange for lease obligations
Operating leases	$24,377	$4,684
Finance leases	$547	$753
Reduction due to reassessment of lease renewal options
Right-of-use assets	$(2,426)	$(3,656)
Operating lease liabilities	$(2,426)	$(3,689)
During the nine months ended March 31, 2025, the Company entered into four significant lease agreements and four significant renewals resulting in noncash operating lease additions of $8.1 million and $15.2 million, respectively, compared to one significant renewal resulting in noncash operating lease additions of $4.0 million during the nine months ended March 31, 2024.

	March 31,	June 30,
	2025	2024
Weighted average remaining lease term (in years)
Operating leases	4.7	5.1
Finance leases	2.0	2.2

Weighted average discount rate
Operating leases	10.4%	10.5%
Finance leases	20.6%	22.3%

The following table presents the maturities of our lease liabilities as of March 31, 2025:

($000s)	Operating Leases	Finance Leases
2025-remainder of year	$5,051	$266
2026	19,687	905
2027	19,128	528
2028	18,187	96
2029	15,969	—
Thereafter	14,036	—
Total undiscounted lease payments	92,058	1,795
Less: liability accretion	(20,889)	(298)
Total lease liabilities	$71,169	$1,497

5.     DEBT
Debt consists of the following:

	March 31,	June 30,
($000s)	2025	2024
Debt
HSBC Credit Facilities	$19,100	$—
Finance leases	1,497	1,527
Total debt	$20,597	$1,527
Less: current debt	(19,862)	(660)
Total long-term debt	$735	$867
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

The U.S. Credit Facility and the UAE Facilities (collectively, the "HSBC Credit Facilities") replaced the Company's prior revolving credit facility with PNC Bank N.A. (as amended, the "PNC Credit Facility"), which was terminated and repaid in full on the Effective Date. In connection with the termination of the PNC Credit Facility, the Company recognized a loss on extinguishment of $0.2 million during the nine months ended March 31, 2025.

As of March 31, 2025, the Company had $46.1 million of borrowing available under the HSBC Credit Facilities based on eligible collateral.

The U.S Credit Agreement and UAE Credit Agreement contain certain financial and non-financial covenants, including, among other things, covenants in respect of a total net leverage ratio, fixed charge coverage ratio, and restrictions on incurring additional debt and liens, making certain restricted payments and investments, engaging in certain transactions with affiliates, and disposal of assets. The Company was in compliance with all debt covenants as of March 31, 2025.

In connection with the HSBC Credit Facilities, the Company deferred debt issuance costs of $0.9 million, which are included in other current assets and other non-current assets in the consolidated balance sheets as of March 31, 2025.

Convertible Debt
Refer to Note 11, "Stockholders' Equity" for additional information regarding the purchase agreement with TRGI (the “TRGI Purchase Agreement”). As part of the transaction, we issued a convertible promissory note, which was repaid on January 9, 2025, using funds drawn from the HSBC Credit Facilities.

6.    DERIVATIVES
Foreign exchange contracts
From time to time, the Company enters into foreign currency exchange contracts, consisting of offsetting foreign exchange option contracts (“collars”), to mitigate foreign exchange fluctuations on the Philippine Peso (“PHP”) within a certain range and on a certain percentage of its PHP operating costs. The collars are designated as cash flow hedges upon inception, in accordance with ASC 815, in order to match the financial results of the hedges with the forecasted transactions. These contracts cover periods commensurate with the expected exposure, generally one to sixteen months. The Company has not experienced any counterparty defaults.
The following tables show the notional amount and fair value of our foreign exchange cash flow hedging instruments as of March 31, 2025 and June 30, 2024:

Settlement date	Hedged currency	Foreign currency rate	Notional amount ($000s)	Fair Value ($000s)
Foreign currency option contracts - assets
April 7, 2025 through June 22, 2026	PHP	57.00 - 60.05	$64,173
Fair value as of June 30, 2024				$—
Fair value as of March 31, 2025				$296

Settlement date	Hedged currency	Foreign currency rate	Notional amount ($000s)	Fair Value ($000s)
Foreign currency option contracts - liabilities
April 7, 2025 through June 22, 2026	PHP	57.00 - 60.05	$64,173
Fair value as of June 30, 2024				$335
Fair value as of March 31, 2025				$—
The fair value of the collars is included in other current assets, other non-current assets, and accounts payable and accrued liabilities in the consolidated balance sheets.
Changes in the fair value of derivatives that are designated and qualify as cash flow hedges are recognized in accumulated other comprehensive income (loss) ("AOCI"). Amounts previously recognized in AOCI are reclassified to cost of services in the periods in which the hedged expenses occur.

Refer to Note 11. "Stockholders' Equity" for further details on the change in fair value of our cash flow hedges and the net gain or loss reclassified to earnings from effective hedges during the three and nine months ended March 31, 2025 and 2024.

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
A total of 1,171,812 warrant shares vested on the satisfaction of specified milestones tied to Amazon’s purchase of services from the Company during the vesting period, which ended on June 30, 2024. Amazon is entitled to customary shelf and piggy-back registration rights with respect to the shares issued upon exercise of the warrant. Amazon may not transfer the warrant except to a wholly-owned subsidiary of Amazon. To date, the warrant has not been exercised, expired or cancelled.
The Company did not record any warrant contra revenue during the three and nine months ended March 31, 2025, and approximately $0.3 million and $0.9 million, respectively, during the three and nine months ended March 31, 2024.

8.SHARE BASED COMPENSATION
The following tables summarize the components of share-based compensation expense recognized in the Company’s consolidated statements of comprehensive income, both by line item and by plan:

	Three Months Ended March 31,		Nine Months Ended March 31,
($000s)	2025	2024	2025	2024
Cost of services	$95	$(62)	$359	$7
Selling, general and administrative	1,506	528	3,147	2,734
Total share-based compensation expense	$1,601	$466	$3,506	$2,741

	Three Months Ended March 31,		Nine Months Ended March 31,
($000s)	2025	2024	2025	2024
Phantom Stock Plans	$342	$(308)	$1,056	$(332)
2020 Long term Incentive Plan	1,259	774	2,450	3,073
Total share-based compensation expense	$1,601	$466	$3,506	$2,741

Restricted stock units
During the nine months ended March 31, 2025, the Company granted 65,054 restricted stock units under the 2020 Long Term Incentive Plan, which are subject to service and market conditions based upon the Company's Total Shareholder Return ("TSR") as compared with the TSR of a defined set of peer companies ("TSR awards"). The TSR awards vest equally over three separate performance periods ending on September 30, 2025, September 30, 2026, and September 30, 2027.
The Company used a Monte Carlo model to calculate the fair value of the TSR awards. Compensation expense is recorded over the vesting period using a graded vesting model. The weighted average grant-date fair value of awards was $26.25 per award.
As of March 31, 2025, there was $7.9 million of total unrecognized compensation expense related to non-vested share-based awards, which is expected to be recognized over a weighted-average period of 3.81 years.

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

The following is a summary of the Company’s fair value measurements on a recurring basis as of March 31, 2025 and June 30, 2024:

As of March 31, 2025	Fair Value Measurements Using
($000s)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash flow hedge - foreign currency collars, net	$—	$296	$—
Total assets	$—	$296	$—

Liabilities
Phantom stock options	—	1,920	—
Total liabilities	$—	$1,920	$—

As of June 30, 2024	Fair Value Measurements Using
($000s)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities
Cash flow hedge - foreign currency collars, net	$—	$335	$—
Phantom stock options	—	1,014	—
Total liabilities	$—	$1,349	$—

These balances are included in other current assets, other non-current assets, accounts payable and accrued liabilities, and other non-current liabilities in the consolidated balance sheets.
There were no transfers between the different hierarchy levels during the three and nine months ended March 31, 2025 and 2024.

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
The Company’s income tax provision includes the results of the Company’s U.S. operations and its various foreign operations including subsidiaries based in Canada, Jamaica, Nicaragua, Pakistan, Honduras, the Philippines, United Arab Emirates, and Saudi Arabia. Historically, the Company’s Bermuda-based companies are not subject to income tax as there is no corporate income tax in Bermuda. On December 27, 2023, the Bermuda Corporate Income Tax Act 2023 was passed which provides for a 15% corporate tax rate beginning on or after January 1, 2025 for companies with revenue in excess of 750 million Euros. The Company continues to evaluate the impact of this legislation, however, the legislation is not applicable at the current time as the Company's revenues have not exceeded the stated threshold.
The Company recorded a provision for income taxes of $2.5 million and $6.8 million in the three and nine months ended March 31, 2025, respectively. The effective tax rate was 19.2% and 20.0% for the three and nine months ended March 31, 2025, respectively. The Company recorded a provision for income taxes of $1.3 million and $3.9 million in the three and nine months ended March 31, 2024, respectively. The effective tax rate was 11.0% and 14.2% for the three and nine months ended March 31, 2024, respectively. The changes in effective tax rates between these periods was primarily attributable to changes in revenue mix across our taxable jurisdictions compared to the prior year.
The difference between the effective tax rate applicable to the Company and the 21% U.S. federal statutory rate in the three and nine months ended March 31, 2025 was primarily due to "Tax Holidays" in certain countries in which we operate and the distribution of taxable income in countries with differing tax rates. We have been granted Tax Holidays as an incentive to attract foreign investment by the governments of Nicaragua, Pakistan, Honduras, Jamaica, and certain qualifying locations in the Philippines. Generally, a Tax Holiday is an agreement between us and a foreign government under which we receive certain tax benefits in that country.

The aggregate reduction in income tax expense due to the above Tax Holidays was $1.8 million and $4.0 million for the three and nine months ended March 31, 2025, respectively. The aggregate reduction in income tax expense per diluted share was $0.12 and $0.25 for the three and nine months ended March 31, 2025. The aggregate reduction in income tax expense due to the above Tax Holidays was $0.8 million and $3.4 million for the three and nine months ended March 31, 2024, respectively. The aggregate reduction in income tax expense per diluted share was $0.04 and $0.18 for the three and nine months ended March 31, 2024.
As of March 31, 2025, we had no unrecognized tax positions and do not expect changes to our uncertain tax positions within the next 12 months.
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

11.STOCKHOLDERS’ EQUITY

AOCI
The following tables presents changes by component:

Three months ended March 31, 2024 and 2025
($000s)	Foreign Currency Translation Adjustment	Derivative Valuation	Defined Benefit Plan	Total
Balance, December 31, 2023	$(6,282)	$77	$72	$(6,133)
Foreign currency translation	(288)	—	—	(288)
Unrealized loss on cash flow hedges	—	(165)	—	(165)
Reclassifications to earnings	—	34	—	34
Balance, March 31, 2024	$(6,570)	$(54)	$72	$(6,552)

($000s)	Foreign Currency Translation Adjustment	Derivative Valuation	Defined Benefit Plan	Total
Balance, December 31, 2024	$(7,406)	$(49)	$205	$(7,250)
Foreign currency translation	374	—	—	374
Unrealized loss on cash flow hedges	—	343	—	343
Reclassifications to earnings	—	42	—	42
Balance, March 31, 2025	$(7,032)	$336	$205	$(6,491)

Nine months ended March 31, 2024 and 2025
($000s)	Foreign Currency Translation Adjustment	Derivative Valuation	Defined Benefit Plan	Total
Balance, June 30, 2023	$(6,260)	$(124)	$72	$(6,312)
Foreign currency translation	(310)	—	—	(310)
Unrealized loss on cash flow hedges	—	(35)	—	(35)
Reclassifications to earnings	—	105	—	105
Balance, March 31, 2024	$(6,570)	$(54)	$72	$(6,552)

($000s)	Foreign Currency Translation Adjustment	Derivative Valuation	Defined Benefit Plan	Total
Balance, June 30, 2024	$(7,883)	$(235)	$205	$(7,913)
Foreign currency translation	851	—	—	851
Unrealized gain on cash flow hedges	—	271	—	271
Reclassifications to earnings	—	300	—	300
Balance, March 31, 2025	$(7,032)	$336	$205	$(6,491)

TRGI Purchase Agreement
On November 19, 2024, the Company entered the TRGI Purchase Agreement, pursuant to which the Company purchased from TRGI 3,562,341 issued and outstanding common shares of the Company for an aggregate price of $70 million, of which $45 million was paid in cash and $25 million was paid in the form of a convertible promissory note. The convertible promissory note was repaid on January 9, 2025.
Share repurchase programs

The Board may authorize share repurchases of the Company’s common shares and the Company had multiple share repurchase plans during the three and nine months ended March 31, 2025 and 2024. On November 19, 2024 and in connection with the TRGI Purchase Agreement, the Board terminated the Company's then-existing share repurchase program.

The Company did not repurchase any common shares during the three months ended March 31, 2025. During the nine months ended March 31, 2025, the Company repurchased 327,230 of its common shares totaling $5.6 million under existing share repurchase programs. During the three and nine months ended March 31, 2024, the Company repurchased 501,549 and 1,124,876 shares of its common shares for $8.1 million and $18.6 million, respectively. All repurchases under these programs were funded with our existing cash balance.

12.WEIGHTED AVERAGE SHARE COUNTS
The following tables set forth the components of the computation from basic to diluted earnings per share for net income for the three and nine months ended March 31, 2025 and 2024:

	Three Months Ended March 31,		Nine Months Ended March 31,
(000s)	2025	2024	2025	2024
Shares used in basic earnings per share calculation	13,264	17,468	15,109	17,880
Effect of dilutive securities:
Employee share-based compensation	301	70	173	92
Warrant	712	498	617	486
Convertible debt	127	—	236	—
Total effects of dilutive securities	1,140	568	1,026	578
Shares used in diluted earnings per share calculation	14,404	18,036	16,135	18,458

Shares considered anti-dilutive using the treasury method	(153)	(565)	(252)	(555)

Net income was adjusted as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
(000s)	2025	2024	2025	2024
Net income	$10,469	$10,310	$27,268	$23,810
Convertible debt - interest expense, net of tax	33	—	178	—
Numerator for diluted EPS	$10,502	$10,310	$27,446	$23,810

13.RELATED PARTY TRANSACTIONS
The Company has agreements with multiple companies under the control of our largest shareholder, TRGI, and with companies which have common directors with us, in the normal course of business. These transactions were executed on mutually agreed terms and include contact center services, back office support services and an office lease. During the three and nine months ended March 31, 2025, the Company recognized revenue of $0.01 million and $0.04 million, respectively, with these related parties. During the three and nine months ended March 31, 2024, the Company recognized revenue of $0.02 million and $0.04 million, respectively, with these related parties. As of March 31, 2025 and June 30, 2024, the Company had accounts receivable of $0.1 million and $0.2 million, respectively, other non-current assets of $1.1 million for both periods, and accounts payable of $— million and $0.1 million, respectively, with these related parties.

Refer to Note 11, "Stockholders' Equity" for additional information regarding the TRGI Purchase Agreement, including the share repurchases from TRGI and related convertible promissory note.

14.INVESTMENT IN JOINT VENTURE
The Company has an investment in Lake Ball, LLC to procure and sell commercial leads for its customers. The Company’s ownership interest is 47.5% and is accounted for under the equity method. The Company’s investment of $0.4 million at March 31, 2025 and June 30, 2024, respectively, is included in other non-current assets in the consolidated balance sheets, while net earnings from the joint venture are included in selling, general and administrative expense in the consolidated statements of comprehensive income.

The table below presents our investment in the joint venture:

	Three Months Ended March 31,		Nine Months Ended March 31,
($000s)	2025	2024	2025	2024
Beginning balance	$417	$370	$415	$372
Dividends received	(400)	(322)	(781)	(849)
Share of profit	413	382	796	907
Ending balance	$430	$430	$430	$430

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
This Form 10-Q includes certain historical consolidated financial and other data for IBEX Limited (“ibex,” “we,” “us,” “our” or the “Company”). The following discussion provides a narrative of our financial condition and results of operations for the three and nine months ended March 31, 2025 compared to the three and nine months ended March 31, 2024.
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
Business Highlights

During the three and nine months ended March 31, 2025, the Company delivered strong financial results, and experienced growth with leading clients in our HealthTech, Travel, Transportation & Logistics, Retail & E-commerce, and Other verticals, partially offset by decreases in our FinTech vertical. We increased capacity in our offshore and nearshore regions and expanded into two new sites. The business performed well in several important areas this quarter and year-to-date, including total revenues and profitability.
Recent Financial Highlights

The Company delivered revenues of $140.7 million during the three months ended March 31, 2025, an 11.0% increase compared to the prior year due to growth in the HealthTech, Travel, Transportation & Logistics, Retail & E-commerce, and Other verticals, partially offset by decreases in our FinTech vertical. Net income during the three months ended March 31, 2025 was $10.5 million, a 1.5% increase from $10.3 million during the same quarter in the prior year. Fully diluted earnings per share for the three months ended March 31, 2025 of $0.73 increased from $0.57 during the prior year quarter. These increases were driven by winning new clients and market share within our embedded base client in our higher margin offshore regions, improved gross margin performance, and fewer diluted shares outstanding compared to the prior year quarter.

The Company delivered revenues of $411.1 million during the nine months ended March 31, 2025, a 7.1% increase compared to the same period in the prior year due to growth from existing and new clients launched throughout fiscal 2024 and fiscal 2025 to-date. Net income during the nine months ended March 31, 2025 was $27.3 million, a 14.5% increase from $23.8 million during the same period in the prior year. Fully diluted earnings per share for the nine months ended March 31, 2025 of $1.70 increased from $1.29 in the prior year period. These increases were driven by revenue growth in our higher margin offshore regions, improved gross margin performance, and fewer diluted shares outstanding compared to the prior year period.

Trends and Factors Affecting our Performance
There are a number of key trends and factors that have affected and may affect our results of operations.
Macroeconomic Trends

Macroeconomic factors, including but not limited to, increasing inflation and interest rates, global economic and geopolitical uncertainty, changes in foreign currency exchange rates, and the impact that these factors are having on our clients and their customers, have also impacted our financial results during the nine months ended March 31, 2025. Some of our customers have increased their focus on cost reduction, resulting in decisions to shift work from onshore sites to offshore sites, which may impact our revenues and operations in the near term. However, we also believe that they present opportunities with both new and existing clients, as companies maintain a focus on cost reduction and look for new solutions and delivery options.

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

Client’s Underlying Business Performance

Demand for customer interaction services reflects a client’s underlying business performance and priorities. Growth in a client’s business often results in increased demand for our customer engagement solutions. Conversely, a decline in a client’s business generally results in a decrease in demand for our customer engagement solutions, shifting volume to lower cost geographies, and potential increases in demand for our customer acquisition and expansion solutions. The correlation between a client's business performance and demand for outsourced customer interaction solutions can therefore be complex, and depends upon several factors, such as industry consolidation, client investments in growth, and overall macroeconomic environment, all of which can result in short term revenue volatility for outsourcing providers. Demand during the nine months ended March 31, 2025 was higher when compared to the prior year quarter due to increased demand for our digital-first solutions, growth in our existing clients, and recent new client wins in strategic verticals.

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
As demand for delivery locations has continued to shift towards lower cost geographies during the nine months ended March 31, 2025, we have continued to fill the additional capacity in our offshore region and expect this capacity to be absorbed quickly as clients and prospective clients look to relocate work to cost advantageous markets in the near term. In addition, we continue to realize cost savings as we geographically optimize our delivery centers in higher cost regions.

Labor Costs

When compensation levels of our employees increase, we may not be able to pass on such increased costs to our clients or do so on a timely basis, which tends to depress our operating profit margins if we cannot generate sufficient offsetting productivity gains. During the nine months ended March 31, 2025, we continued to see increasing wage pressure in all of our geographies, in part brought on by the current global inflation and labor shortage, which is increasing competition for contact center agents from other sectors of the economy. During the nine months ended March 31, 2025, we have offset some of these wage increases with higher agent quality and increased productivity, higher agent retention, and increased client prices under contractual cost of living adjustments (“COLA”). Furthermore, our overall labor cost as a percentage of revenue is impacted by the aforementioned shift in delivery location from onshore delivery centers to offshore centers.
Delivery Location

We generate greater profit margins from our work carried out by agents located in offshore and nearshore regions compared to our work carried out from onshore locations in the United States. As a result, our operating margins are influenced by the proportion of our work delivered from these higher margin locations. Over time we have expanded and further diversified our delivery network by adding facilities in these locations, offering a significant relative cost advantage. Our percentage of workstations in nearshore and offshore centers is approximately 97% as of March 31, 2025. We regularly evaluate whether to procure additional space or enter into new markets as we continue to add employees and expand geographically to meet the demands of our business.
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

Sales Cycles and New Client Wins

We have a strong track record of winning key new client accounts and as a result of our land and expand strategy, we have been successful in winning an increasing number of new client engagements, and subsequently increasing our revenues with these clients period over period. Historically, our in-year new client wins have generated 2.5x to 3.0x revenue in the second and third years of the engagement. The slowing economic environment impacted the length of our sales cycles during recent years, however, we have experienced a recovery in the pace of sales activity beginning the second half of fiscal year 2024.
Client Concentration
During the nine months ended March 31, 2025, our largest client accounted for 11%, while our three largest clients accounted for 27% of our consolidated revenues. We believe our client diversification is a strength in a challenging market.

Pricing
Our revenues are dependent upon both volumes and unit pricing for our services. Client pricing is often expressed in terms of a base price per minute or hour as well as, in limited cases, with bonuses and occasionally penalties depending upon our achievement of certain client objectives. During the fiscal year ended June 30, 2024 and the nine months ended March 31, 2025, the tightening in the global labor market and corresponding wage inflation, as well as increasing facilities expenses have resulted in us pursuing and successfully negotiating price increases or COLA with many of our clients.
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
Results of Operations
The following summarizes the results of our operations for the three and nine months ended March 31, 2025 and 2024:

	Three Months Ended March 31,		Nine Months Ended March 31,
($000s)	2025	2024	2025	2024
Revenue	$140,736	$126,795	$411,135	$384,038

Cost of services	96,017	87,083	284,820	271,163
Selling, general and administrative	27,061	23,565	78,982	71,462
Depreciation and amortization	4,329	4,865	12,984	14,853
Income from operations	$13,329	$11,282	$34,349	$26,560

Interest income	32	431	926	1,529
Interest expense	(404)	(124)	(1,186)	(339)
Income before income taxes	$12,957	$11,589	$34,089	$27,750

Provision for income tax expense	(2,488)	(1,279)	(6,821)	(3,940)
Net income	$10,469	$10,310	$27,268	$23,810
Three Months Ended March 31, 2025 and 2024

Revenue

Our revenue was $140.7 million for the three months ended March 31, 2025, an increase of $13.9 million, or 11.0%, compared to the prior year quarter. This increase was primarily driven by increases in our HealthTech vertical of $3.7 million, or 20.0%, Travel, Transportation & Logistics vertical of $3.1 million, or 18.7%, Retail & E-commerce vertical of $4.6 million, or 14.6%, and Other vertical of $4.2 million, or 30.4%, due to growth in our digital acquisition business, compared to the prior year quarter. These increases were partially offset by decreases in the FinTech vertical of $2.1 million, or 12.2%.

As a percentage of total revenue, the revenue from our HealthTech vertical increased to 15.8% compared to 14.6% in the prior year quarter, the revenue from our Travel, Transportation & Logistics vertical increased to 14.0% compared to 13.1% in the prior year quarter, the revenue from our Retail & E-commerce vertical increased to 25.7% compared to 24.9% in the prior year quarter, and the revenue from our Other vertical increased to 13.0% compared to 11.0% in the prior year quarter. Conversely, the revenue from our FinTech vertical decreased to 10.8% compared to 13.7% in the prior year quarter.

Operating Expenses

Cost of services
Cost of services was $96.0 million during the three months ended March 31, 2025, an increase of $8.9 million, or 10.3%, compared to the prior year quarter. The increase in cost of services was primarily due to increases in payroll and related costs, reseller commissions and lead expenses, IT expenses, and telecom, local transportation and other site related expenses.
Payroll and related costs were $72.4 million during the three months ended March 31, 2025, an increase of $4.8 million, or 7.1%, compared to the prior year quarter, due to increased revenues during the current year quarter. As a percent of revenue, payroll cost decreased to 51.4% during the three months ended March 31, 2025 compared to 53.3% during the prior year quarter, reflecting the continuing trend towards lower cost, higher margin regions.

Reseller commissions and lead expenses were $5.5 million during the three months ended March 31, 2025, an increase of $2.8 million, or 106.1%, compared to the prior year quarter. These increases were primarily due to increases in the utilization of our third-party affiliates for inbound inquiries as well as search engine costs in connection with increased revenues in our higher margin digital sales and marketing efforts.

IT expenses were $1.8 million during the three months ended March 31, 2025, an increase of $0.6 million, or 48.2%, compared to the prior year quarter, primarily due to additional software license fees.

Telecom, local transportation, other site related expenses were $4.2 million, an increase of $0.7 million, or 19.5%, compared to the prior year period. These increases were primarily due to increased activity corresponding to our increased revenues during the current year quarter.
Selling, general and administrative expense (“SG&A”)

SG&A expense was $27.1 million during the three months ended March 31, 2025, an increase of $3.5 million, or 14.8%, compared to the prior year quarter. The increase was driven by higher payroll and related costs of $1.7 million due to higher performance-based incentives, share based compensation of $1.0 million primarily due to new grants issued and a higher share price impacting liability-based grants, professional and other fees of $0.7 million related to legal and accounting consulting fees, higher IT expenses of $0.5 million due to continued investments in core business management systems and additional software license fees, and increases in net foreign currency losses of $0.6 million period over period. These increases were partially offset by the impairment charges of $1.3 million recorded during the prior year quarter.
Depreciation and amortization expense (“D&A”)
D&A expense was $4.3 million during the three months ended March 31, 2025, a decrease of $0.5 million or 11.0% compared to the prior year quarter. The decrease was primarily attributable to lower depreciation expense due to an increase in fully depreciated assets. As a percentage of revenue, D&A decreased to 3.1% during the three months ended March 31, 2025 compared to 3.8% during the prior year quarter.
Income from operations
Income from operations was $13.3 million during the three months ended March 31, 2025 compared to $11.3 million during the prior year quarter. The operating margin was 9.5% for three months ended March 31, 2025, up from 8.9% for the prior year quarter. The increase was primarily driven by margin expansion as we continued to realize growth in our higher margin offshore regions and realize site optimization efforts undertaken in the prior year.
Interest income

Interest income during the three months ended March 31, 2025 was $0.03 million, compared to $0.4 million during the prior year quarter and consisted primarily of income from invested funds.

Interest expense

Interest expense during the three months ended March 31, 2025 was $0.4 million, an increase of $0.3 million when compared to the prior year quarter, and consisted of interest on borrowings of $0.2 million, interest on finance leases of $0.1 million, and amortization of deferred debt issuance costs of $0.1 million.
Provision for Income Taxes

Income tax expense was $2.5 million during three months ended March 31, 2025, an increase of $1.2 million when compared with the prior year quarter, primarily due to higher pre-tax income and a higher effective tax rate in the current year quarter. The effective tax rate was 19.2% and 11.0% for the three months ended March 31, 2025 and 2024, respectively. The changes in effective tax rates between these periods was primarily attributable to changes in revenue mix across our taxable jurisdictions and discrete items recorded during the prior year quarter.

Nine Months Ended March 31, 2025 and 2024

Revenue

Our revenue was $411.1 million for the nine months ended March 31, 2025, an increase of $27.1 million, or 7.1%, compared to the same period in the prior year. This increase was primarily driven by increases in our HealthTech vertical of $12.2 million, or 24.7%, Travel, Transportation & Logistics vertical of $7.5 million, or 15.1%, Retail & E-commerce vertical of $8.8 million, or 8.9%, and Other vertical of $6.8 million, or 16.6%, due to growth in our digital acquisition business, compared to the same period in the prior year. These increases were partially offset by decreases in the FinTech vertical of $7.2 million, or 13.3%, compared to the prior year period.

As a percentage of total revenue, the revenue from our HealthTech vertical increased to 15.0% for the nine months ended March 31, 2025 compared to 12.9% in the same period in the prior year, the revenue from our Travel, Transportation & Logistics vertical increased to 14.0% compared to 13.0% in the prior year period, the revenue from our Retail & E-commerce vertical increased to 26.3% compared to 25.8% in the prior year period, and the revenue from our Other vertical increased to 11.6% compared to 10.7% in the prior year period. Conversely, the revenue from our FinTech vertical decreased to 11.4% for the nine months ended March 31, 2025 compared to 14.0% in the prior year period.
Operating Expenses

Cost of services
Cost of services was $284.8 million during the nine months ended March 31, 2025, an increase of $13.7 million, or 5.0%, compared to the prior year period. The increase in cost of services was primarily due to increases in payroll and related costs, reseller commissions and lead expenses, IT expenses, share based compensation, and telecom, local transportation and other site related expenses.

Payroll and related costs were $216.9 million during the nine months ended March 31, 2025, an increase of $7.8 million, or 3.7%, compared to the prior year period, due to increased revenues during the current year. As a percent of revenue, payroll cost decreased to 52.8% during the nine months ended March 31, 2025 compared to 54.5% during the prior year period, reflecting the continuing trend towards lower cost regions.

Reseller commissions and lead expenses were $13.0 million during the nine months ended March 31, 2025, an increase of $3.8 million, or 41.4%, compared to the prior year period. These increases were primarily due to increases in the utilization of our third-party affiliates for inbound inquiries as well as search engine costs in connection with increased revenue in our higher margin digital sales and marketing efforts.

IT expenses were $4.8 million during the nine months ended March 31, 2025, an increase of $1.0 million or 28.2%, compared to the prior year period, primarily due to additional software license fees.

Share based compensation was $0.4 million during the nine months ended March 31, 2025, an increase of $0.4 million compared to the prior year period, primarily due to a higher share price impacting liability-based grants,.

Telecom and local transportation expenses were $9.6 million during the nine months ended March 31, 2025, an increase of $0.5 million or 5.2%, compared to the prior year period, driven primarily by increased activity corresponding to our increased revenues during the current year.
SG&A expense

SG&A expense was $79.0 million during the nine months ended March 31, 2025, an increase of $7.5 million, or 10.5%, compared to the prior year period. The increase was driven by higher payroll and related costs of $4.3 million due to higher performance-based incentives and new hires to support growth, higher IT expenses of $0.9 million due to continued investments in core business management systems and additional software license fees, facilities expenses of $0.6 million and other costs including shipping and business permits of $0.5 million driven by growth in our higher margin offshore regions, share based compensation of $0.4 million primarily due to new grants issued and a higher share price impacting liability-based grants, offset by lower expense for our performance-based restricted stock units, increases in our allowance for credit losses and other reserves of $0.7 million, and increases in net foreign currency losses of $1.2 million year over year. These increases were partially offset by the impairment charges of $1.3 million recorded during the prior year period.
D&A expense
D&A expense was $13.0 million during the nine months ended March 31, 2025, a decrease of $1.9 million or 12.6%, compared to the prior year period. The decrease was primarily due to lower depreciation expense due to an increase in fully depreciated assets. As a percentage of revenue, D&A decreased to 3.2% during the nine months ended March 31, 2025 compared to 3.9% in the prior year period.
Income from operations
Income from operations was $34.3 million during the nine months ended March 31, 2025 compared to $26.6 million during the prior year period. The operating margin was 8.4% for nine months ended March 31, 2025, up from 6.9% for the prior year period. The increase was primarily driven by margin expansion as we continued to realize growth in our higher margin offshore regions and realize site optimization efforts undertaken in the prior year.
Interest income
Interest income during the nine months ended March 31, 2025 was $0.9 million, compared to $1.5 million during the prior year period, and consisted primarily of income from invested funds.

Interest expense

Interest expense during the nine months ended March 31, 2025 was $1.2 million, an increase of $0.8 million when compared to the prior year period, and consisted of interest on borrowings of $0.3 million, interest on finance leases of $0.2 million, amortization of deferred debt issuance costs of $0.1 million, interest of $0.2 million on the TRGI convertible promissory note (as defined and described below), and a loss on extinguishment of $0.2 million related to the termination of our PNC Credit Facility.
Provision for Income Taxes

Income tax expense was $6.8 million during the nine months ended March 31, 2025, an increase of $2.9 million when compared to the prior year period, primarily due to higher pre-tax income and a higher effective tax rate in the current year. The effective tax rate was 20.0% and 14.2% for the nine months ended March 31, 2025 and 2024, respectively. The changes in effective tax rates between these periods was primarily attributable to changes in revenue mix across our taxable jurisdictions and discrete items recorded during the prior year period.

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
Adjusted net income, adjusted net income margin, and adjusted earnings per share
Adjusted net income is a non-GAAP profitability measure that represents net income before the effect of the following items: severance costs, impairment losses, warrant contra revenue, foreign currency gains and losses, and share-based compensation expense, net of the tax impact of such adjustments. We define adjusted net income margin as adjusted net income divided by revenue. We define adjusted earnings per share as adjusted net income divided by weighted average diluted shares outstanding.
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

The following table provides a reconciliation of net income to adjusted net income, net income margin to adjusted net income margin, and diluted earnings per share to adjusted earnings per share for the periods presented:

($000s, except per share amounts)	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
Net income	$10,469	$10,310	$27,268	$23,810
Net income margin	7.4%	8.1%	6.6%	6.2%

Severance costs	—	1,506	—	1,506
Impairment losses	—	1,257	—	1,257
Warrant contra revenue	—	299	—	893
Foreign currency loss / (gain)	121	(471)	666	(571)
Share-based compensation expense	1,601	466	3,506	2,741
Total adjustments	$1,722	$3,057	$4,172	$5,826
Tax impact of adjustments[1]	(404)	(809)	(1,006)	(1,480)
Adjusted net income	$11,787	$12,558	$30,434	$28,156
Adjusted net income margin	8.4%	9.9%	7.4%	7.3%

Diluted earnings per share	$0.73	$0.57	$1.70	$1.29
Per share impact of adjustments to net income	0.09	0.12	0.20	0.24
Adjusted earnings per share	$0.82	$0.70	$1.90	$1.53

Weighted average diluted shares outstanding	14,404	18,036	16,135	18,458

EBITDA, adjusted EBITDA, and adjusted EBITDA margin
EBITDA is a non-GAAP profitability measure that represents net income before the effect of the following items: interest expense, income tax expense, and D&A. Adjusted EBITDA is a non-GAAP profitability measure that represents EBITDA before the effect of the following items: severance costs, impairment losses, interest income, warrant contra revenue, foreign currency gains and losses, and share-based compensation expense. Adjusted EBITDA margin is a non-GAAP profitability measure that represents adjusted EBITDA divided by revenue.
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
The following table provides a reconciliation of net income to EBITDA and adjusted EBITDA and net income margin to adjusted EBITDA margin for the periods presented:

	Three Months Ended March 31,		Nine Months Ended March 31,
($000s)	2025	2024	2025	2024
Net income	$10,469	$10,310	$27,268	$23,810
Net income margin	7.4%	8.1%	6.6%	6.2%

Interest expense	404	124	1,186	339
Income tax expense	2,488	1,279	6,821	3,940
Depreciation and amortization	4,329	4,865	12,984	14,853
EBITDA	$17,690	$16,578	$48,259	$42,942
Severance costs	—	1,506	—	1,506
Impairment losses	—	1,257	—	1,257
Interest income	(32)	(431)	(926)	(1,529)
Warrant contra revenue	—	299	—	893
Foreign currency loss / (gain)	121	(471)	666	(571)
Share-based compensation expense	1,601	466	3,506	2,741
Adjusted EBITDA	$19,380	$19,204	$51,505	$47,239
Adjusted EBITDA margin	13.8%	15.1%	12.5%	12.3%
Net income margin

Net income margin was 7.4% for the three months ended March 31, 2025 compared to 8.1% during the prior year quarter. This decrease was primarily driven by increases in interest expense, income tax expense, and share-based compensation, as well as lower interest income during the three months ended March 31, 2025 compared to the same quarter in the prior year. Net income margin was 6.6% for the nine months ended March 31, 2025 compared to 6.2% during the prior year period. This increase was primarily driven by margin expansion as we continued to realize growth in our higher margin offshore regions and site optimization efforts undertaken in the prior year, partially offset by increases in interest expense and income tax expense, as well as lower interest income during the nine months ended March 31, 2025 compared to the same period in the prior year.

Adjusted EBITDA margin

Adjusted EBITDA margin was 13.8% for the three months ended March 31, 2025 compared to 15.1% during the prior year quarter. This decrease was primarily driven by increases in selling, general and administrative expenses as related to our continued investments in organizational teams and technology during the three months ended March 31, 2025 compared to the same quarter in the prior year. Adjusted EBITDA margin was 12.5% for the nine months ended March 31, 2025 compared to 12.3% during the prior year period. These increases were driven by margin expansion and improved operational delivery due to the realization of site optimization efforts undertaken in the prior year.
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

	Three Months Ended March 31,		Nine Months Ended March 31,
($000s)	2025	2024	2025	2024
Net cash provided by operating activities	$8,828	$11,431	$17,731	$18,478
Less: capital expenditures	5,267	1,691	13,216	6,635
Free cash flow	$3,561	$9,740	$4,515	$11,843
Net cash provided by operating activities during the three and nine months ended March 31, 2025 was $8.8 million and $17.7 million, respectively, compared to $11.4 million and $18.5 million, respectively, during the prior year periods. Free cash flow during the three and nine months ended March 31, 2025 was $3.6 million and $4.5 million, respectively, compared to $9.7 million and $11.8 million, respectively, during the prior year periods. The increase in capital expenditures during the current year was driven by expansions in our offshore and nearshore regions and purchases of IT and telecommunications equipment.

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
Net (debt) / cash is calculated below:

	March 31,	June 30,
($000s)	2025	2024
Cash and cash equivalents	$12,977	$62,720

Debt
Current	$19,862	$660
Non-current	735	867
Total debt	$20,597	$1,527
Net (debt) / cash	$(7,620)	$61,193

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
Liquidity and Capital Resources
As of March 31, 2025, our principal sources of liquidity were cash and cash equivalents totaling $13.0 million, cash flows from operations, and the unused availability under our new HSBC Credit Facilities (as defined below) of $46.1 million.

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

In connection with the HSBC Credit Facilities, the Company deferred debt issuance costs of $0.9 million, which are included in other current assets and other non-current assets in the consolidated balance sheets as of March 31, 2025.

TRGI convertible promissory note

On November 19, 2024, the Company entered into a purchase agreement with TRGI (the “TRGI Purchase Agreement”), pursuant to which the Company purchased from TRGI 3,562,341 issued and outstanding common shares of the Company for an aggregate price of $70 million, of which $45 million was paid in cash and $25 million was in the form of a convertible promissory note issued to TRGI (the "TRGI convertible promissory note"). The TRGI convertible promissory note was repaid on January 9, 2025, using our available cash and funds drawn from the HSBC Credit Facilities.

Total debt

As of March 31, 2025, our total indebtedness was $20.6 million, consisting of $19.1 million on our HSBC Credit Facilities and $1.5 million of finance leases. We were in compliance with all debt covenants as of March 31, 2025. See Note 5, "Debt" in the consolidated financial statements included in this Form 10-Q for additional information regarding our debt.

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

The Board may authorize share repurchases of the Company’s common shares and the Company had multiple share repurchase plans during the nine months ended March 31, 2025 and 2024. During the nine months ended March 31, 2025 and 2024, the Company repurchased 327,230 and 1,124,876 shares, respectively, of its common shares totaling $5.6 million, and $18.6 million respectively. All repurchases under these programs were funded with our existing cash balance.

The following discussion highlights our cash flow activities during the nine months ended March 31, 2025:

	Nine Months Ended March 31,
($000s)	2025	2024
Net cash inflow / (outflow) from
Operating activities	$17,731	$18,478
Investing activities	(13,216)	(6,635)
Financing activities	(54,426)	(18,583)
Effects of exchange rate difference on cash and cash equivalents	168	(24)
Net (decrease) / increase in cash and cash equivalents	$(49,743)	$(6,764)
Cash and cash equivalents at beginning of the period	62,720	57,429
Cash and cash equivalents at the end of the period	$12,977	$50,665

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

As of March 31, 2025, we had cash and cash equivalents of $13.0 million, including $8.7 million located outside of the United States, and $2.5 million that is subject to certain local regulations on repatriation. As of June 30, 2024, we had cash and cash equivalents of $62.7 million, including $5.1 million located outside of the United States, and $2.5 million that is subject to certain local regulations on repatriation.
Cash Flows from Operating Activities

Net cash inflow from operating activities during the nine months ended March 31, 2025 decreased to $17.7 million compared to $18.5 million during the same period in the prior year, which was driven by increases in our accounts receivable in line with our revenue growth offset by net changes in other operating assets and liabilities.
Cash Flows from Investing Activities
During the nine months ended March 31, 2025, we incurred expenditures of $13.2 million on investing activities primarily driven by expansions in our offshore and nearshore regions and purchases of IT and telecommunications equipment.

During the nine months ended March 31, 2024, we incurred expenditures of $6.6 million on investing activities primarily related to purchases of IT and telecommunications equipment.
Cash Flows from Financing Activities
During the nine months ended March 31, 2025, we expended $54.4 million on financing activities, of which $76.4 million related to the repurchase of our common shares, offset by net draws of $19.1 million from our HSBC Credit Facilities and net cash receipts of $3.5 million from stock transactions.
During the nine months ended March 31, 2024, we expended $18.6 million on financing activities, primarily related to re-purchasing our common shares under share repurchase programs.
Critical Accounting Policies and Estimates

The Company’s consolidated financial statements and accompanying notes included in this Form 10-Q are prepared in accordance with U.S. GAAP. A summary of the Company’s significant accounting policies and critical accounting estimates can be found in the "Management’s Discussion and Analysis of Financial Condition and Results of Operations" section of the Annual Report. There have been no material changes to our significant accounting policies or critical accounting estimates as reported in the Annual Report, except for the application of new policies related to VIEs due to transactions entered into during the current year.
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

Based upon our level of operations during the nine months ended March 31, 2025, a 10% appreciation/depreciation in the PHP against the U.S. dollar would have increased or decreased our expenses incurred and paid in PHP by approximately $10.3 million or $8.4 million, respectively. Based upon our level of operations during the nine months ended March 31, 2025, a 10% appreciation/depreciation in the Jamaican Dollar against the U.S. dollar would have increased or decreased our expenses incurred and paid in Jamaican Dollar by approximately $3.8 million or $3.1 million, respectively. Based upon our level of operations during the nine months ended March 31, 2025, a 10% appreciation/depreciation in the Pakistani Rupee against the U.S. dollar would have increased or decreased our expenses incurred and paid in Pakistani Rupee by approximately $3.2 million or $2.6 million, respectively.

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
Interest rate risk
As of March 31, 2025, the Company’s exposure to interest rate risk related primarily to the HSBC Credit Facilities. Borrowings under the US Credit Facility bears interest at a per annum rate equal to term SOFR plus 2%, or equal to alternate base rate plus 1%. Borrowings under the UAE Loan Facility bear interest at a per annum rate equal to 3-month term SOFR plus 2%. As of March 31, 2025, the Company had an outstanding balance on the HSBC Credit Facilities of $19.1 million. Accordingly, a 10% increase/decrease in SOFR would have increased or decreased our annualized interest expense by approximately $0.1 million or $0.1 million, respectively.
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

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2025. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2025.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
As of March 31, 2025, our largest shareholder, The Resource Group International Limited ("TRGI"), beneficially owns, in the aggregate, approximately 13% of our outstanding common shares. Pursuant to a stockholder's agreement, dated September 15, 2017, between TRGI and us (the "TRGI Stockholder's Agreement"), we will not take or commit to take, or cause or permit any of our subsidiaries to take, certain enumerated actions without TRGI's consent, to be withheld or given in TRGI's sole discretion. The TRGI Stockholder's Agreement will remain in effect until the date that TRGI ceases to hold 10% or more of all shares issued by us. TRGI may have interests that differ from interests of our shareholders and may cause TRGI to withhold or grant its consent to such enumerated actions in a way with which investors disagree and that may be adverse to shareholders' interests. In addition, pursuant to such consent right, TRGI may delay, prevent, or deter a change of control of the Company and its subsidiaries, as well as certain M&A activity and securities offerings, and could deprive our shareholders of an opportunity to receive a premium for their common shares as part of a sale of the Company and may adversely affect the market price of our common shares.

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

During the quarter ended March 31, 2025, the Company did not have an authorized share repurchase plan in place and did not repurchase any of its shares.

On May 1, 2025, the Board authorized a share repurchase program to commence May 12, 2025, under which the Company may repurchase up to $15 million of its shares during the next twelve months.

Recent Sale of Unregistered Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information

(c) Trading Plans

During the quarter ended March 31, 2025, the Company's directors and officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated (including by modification) a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as such terms are defined in Item 408 of Regulation S-K, as follows:

On March 13, 2025, Mr. Mohammed Khaishgi, the Company's Chairman of the Board, adopted a trading plan intended to satisfy Rule 10b5-1(c) to sell up to 75,000 shares of the Company's common stock between June 12, 2025 and March 13, 2026, subject to such shares reaching certain price points.

On March 14, 2025, Mr. Robert Dechant, the Company's Chief Executive Officer, adopted a trading plan intended to satisfy Rule 10b5-1(c) to sell up to 20,000 shares of the Company's common stock between June 13, 2025 and March 11, 2026, subject to such shares reaching certain price points.

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

IBEX LIMITED
(Registrant)

Date:	May 8, 2025	By:	/s/ Robert Dechant
Robert Dechant
Chief Executive Officer
(Principal Executive Officer)

Date:	May 8, 2025	By:	/s/ Taylor Greenwald
Taylor Greenwald
Chief Financial Officer
(Principal Financial and Accounting Officer)