Form 10-K
period 2025-06-30
IBEX Ltd
filed 2025-09-11
CIK 1720420

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
-_________________________
Form 10-K
_________________________
(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐	Yes	☒	No
As of December 31, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, there were 13,181,524 common shares outstanding. The aggregate market value of the registrant’s voting and non-voting common equity that was held by non-affiliates on such date was approximately $226,110,774 based on the closing sale price of the registrant’s common shares on such date as reported on the Nasdaq Global Market.
The registrant had 13,315,077 common shares outstanding as of August 29, 2025.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of our definitive proxy statement relating to our next Annual Meeting of Shareholders are incorporated herein by references in Part III of this Annual Report on Form 10-K to the extent stated herein.

IBEX LIMITED

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K (“Form 10-K”) contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995, relating to our operations, expected financial position, and other business matters that are based on our current expectations, assumptions, and projections with respect to the future, and are not a guarantee of performance. Forward-looking statements provide management’s current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements may include words such as “anticipate,” “believe,” “contemplate,” “estimate,” “expect,” “forecast,” “guidance,” “may,” “outlook,” “plan,” “projection,” “should,” “target,” “will,” “would” and other words, the negative forms of such words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. Such forward-looking statements involve known and unknown risks, uncertainties, assumptions, and other important factors that could cause our actual results, performance or achievements or industry results, to differ materially from historical results or any future results, performance or achievements expressed, suggested, or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to statements about:

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
•Our ability to use our United States of America (“United States” or “U.S.”) net operating loss carry forwards may be subject to limitation;
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
•Our facilities operate on leasehold property, and our inability to renew our leases on commercially acceptable terms or at all may adversely affect our results of operations;

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
•Due to changes in Bermuda tax law, we will become subject to taxes in Bermuda once revenue exceeds €750 million.
•Bermuda law differs from the laws in effect in the United States and may afford less protection to holders of our common shares;
•Any U.S. or other foreign judgments against us may be difficult to enforce against us in Bermuda;
Risks Related to Our Common Shares
•We cannot take certain actions without the consent of one of our shareholders, The Resource Group International Limited;
•Our future earnings and earnings per share could be adversely impacted by the warrant we have issued to Amazon and if Amazon exercises its right to acquire our common shares pursuant to that warrant, it will dilute the ownership interests of our then-existing shareholders and could adversely affect the market price of our common shares;
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
ITEM 1.    BUSINESS
Company Overview
ibex delivers innovative business process outsourcing (“BPO”), smart digital marketing, online acquisition technology, and end-to-end customer engagement solutions to help companies acquire, engage, and retain valuable customers. We combine our strong heritage of delivering leading customer experience (“CX”) operations, services and solutions that span omnichannel customer engagement and support, digital marketing and customer experience management to help our clients measure customer sentiment and deliver a superior CX to their end-customers.
Leveraging our proprietary technology platform, company culture and operational excellence, ibex helps more than 140 clients create innovative and differentiated customer experiences to help increase loyalty, enhance brand awareness and drive revenue in an era of rapid change and digital transformation.
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
Our Culture

Ibex is built around an agent-first culture, developed and delivered through a combination of branded sites, technology-enabled recruiting and hiring, geographically and culturally specific benefits, and world-class employee engagement. Ibex offers a unique employee experience that includes a full range of activities and events for employees year-round, including annual employee VIP events, Customer Service Week and ongoing employee wellness programs. This culture resonates with our employees across the globe, where we score an Employee Net Promoter Score (“eNPS”) of 77, and externally, where we have been recognized as:

•2025 Forbes America’s Best Large Employers
•2025 Newsweek’s America’s Most Admired Workplaces
•2025 North American Inspiring Workplaces – Inspiring Workplaces Group
•2025 Globee Award for Technology in AI-Driven Customer Experience

•2025 Leader in Frost & Sullivan Radar for Customer Experience Management in N. America and Latin America
•2025 Gold Stevie Award for Achievement in Technology Innovation
•2025 Product of the Year for Wave iX Translate and AI Virtual Agent – CUSTOMER Magazine
•2025 Titan Award – Achievement in Technology Innovation
•2025 Contact Center Partner of the Year – Philippine Airlines
•2024 Best Place to Work in Nicaragua – Great Place to Work
•2024 America’s Best Employers for Tech Workers – Forbes
•2024 Customer Experience Innovation Award – CUSTOMER Magazine
•2024 Globee Award for Customer Excellence
•2024 Contact Center Technology Award – CUSTOMER Magazine
•2024 Stevie Award for Technology Excellence
•2024 Gold Globee Winner at the Golden Bridge Awards
•2024 Netty Award for Tech – Best CX Innovation
•2024 Generative AI Product of the Year Award – TMC and Generative AI Expo

Our Technology
The foundation for ibex service offerings is our Wave iX technology platform, the current evolution of our prior WaveX technology platform. Wave iX is a differentiated suite of digital and technology solutions designed to power enhanced agent interactions, exceptional client CX, and overall better performance. We have created a three-pronged AI strategy, which continues to keep ibex at the forefront of digital transformation.

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

Ibex’s Wave iX technology helps improve customer interactions, business analytics and insights, contact center performance and client outcomes. These solutions have been deployed across the majority of our client portfolio, where we deliver AI-enhanced solutions and process improvements across recruiting, hiring, training, management, and customer experience.

Our Flexible Operating Delivery Model

Our global delivery model is built on onshore (continental United States), nearshore (Nicaragua, Honduras and Jamaica) and offshore (Philippines, Pakistan and India) customer experience delivery centers, and includes a unique ability to support work-at-home capabilities in any region with internet access. We operate in the following geographies for our service offerings:
Customer Engagement
We operate 30 delivery centers located in the United States, Philippines, Jamaica, Nicaragua, Pakistan and Honduras. As of June 30, 2025, we have approximately 33,000 employees across these centers.
Customer Acquisition
We operate three acquisition-focused Centers of Excellence, based in Jamaica, Pakistan, and Philippines, which are focused on customer acquisition on behalf of our clients. As of June 30, 2025, there were approximately 200 employees dedicated to customer acquisition.

Customer Experience Technology Solutions
We deliver our CX technology solutions to our clients primarily through a cloud-based delivery model. Our Analytics solution is an add-on solution, which includes technology such as omni-channel speech analytics utilizing AI along with business analysts who provide various insights.

As of June 30, 2025, 97% of our total on-site capacity resides in our high-growth, high margin offshore and nearshore geographies, which are ideally placed for clients who are either digital-first or are digitally transforming their business.
Our Strategic Approach
We place a high priority on delivering great customer experiences across the customer lifecycle and focus on clients who view CX as a competitive differentiator. We have transformed our business from a traditional BPO of commoditized call center support to a technology-led provider and partner of choice.
Companies are looking for enhanced solutions beyond pure labor arbitrage. They require partners that can enhance their brand and customer loyalty. Key attributes include tech-led solutions, a highly connected culture, superior levels of employee engagement, elevated branding, and a fast and effective path to operational proficiency. Our approach focuses on high growth clients that are experiencing increased demand for their products and services. In addition, we serve companies that are transforming their CX to a digital-first model. These target clients are looking for partners that can deliver a digital-first experience to their customers, while enhancing their brand and customer loyalty at scale. We call this BPO 2.0, and believe ibex is at the forefront of delivering these differentiated solutions.
Our growth strategy is predicated on four growth pillars:
1.the ability to harness innovative technology that creates increased efficiencies for our business and our clients’ business;
2.our strong track record of delivering best-in-class operations;
3.a high-performing company culture that breeds expertise and real-world knowledge amongst a very talented employee base; and
4.a client-devoted mentality that breeds loyalty and long-term relationships. This loyalty is evidenced by the extended relationships we have with our customers.
Together, they serve as the catalyst for delivering business solutions that help our clients as they tackle their toughest business challenges, while providing differentiated and real-time experiences for their end-customers.
Our growth model is designed to deploy a “land and expand” approach where we win a client, outperform and subsequently enhance the partnership scope with these clients. Typically, we will launch in one center with one service, such as customer engagement. Our goal is then to “expand” with additional services or new geographies where we operate for our clients, or often both.

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
Digital-First Companies. The first category of our clients is digitally driven “disruptors.” We refer to these clients as the “digital-first” companies. They tend to be faster-growing brands in high-growth industries, such as (but not limited to) technology, e-commerce and consumer services. Our service offering to our digital-first clients is designed to meet the needs for digital-first verticals and high-growth requirements, with a focus on launch, speed-to-performance, and scale. While many of these digital-first clients are smaller, fast-growing companies, there are several Fortune 500 companies within this group, such as Amazon and one of the leading ride-sharing companies in the United States. The success of our digital-first initiative with high-growth technology, e-commerce and consumer services clients is a key driver in the increase of our revenue from non-voice channels, and, as a result, has a positive effect on our profitability with their growth trajectory and greater propensity for these clients to leverage digital forms of service delivery.

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

Our success leveraging and embedding our Wave iX technology and analytics insight platform suite across client engagements enhances and strengthens the nature of our client relationships. This is evidenced both by our high client retention rates, as well as our most recent client Net Promoter Score (“NPS”) of 68.
Our contracts with clients generally take the form of a master services agreement, which is a framework agreement that is then supplemented by one or more statements of work. Our master services agreements specify the general terms applicable to the services we provide. Our statements of work specify the specific services to be provided and associated performance metrics and pricing.
Industry Overview and Trends
Historically, the industry was premised on labor arbitrage and cost. Offshoring of work to geographies like India and the Philippines was driven primarily by the cost advantages those markets provided. Today, our business is experiencing significant growth with clients that require best-in-class performance and differentiated value propositions. Several trends are driving transformation in the outsourced customer interactions market.
The BPO industry is undergoing a paradigm shift with Blue Chip clients pivoting toward technology-enabled marketplaces supporting an increasingly digitally native consumer base. These clients are consciously evaluating potential areas where AI-enabled technologies could be utilized in the future. This represents a key area for ibex to continue to capture market share.
These Blue Chip companies are reacting to this shifting landscape with a relentless focus on CX. They view their customer contact center providers as essential partners and an extension of their brand rather than a cost center to manage customer interaction. As a result, they are often moving away from their incumbent legacy and moving to service providers that can deliver better and differentiated customer support, leveraging emerging technologies. They are not just looking for labor to manage contacts, but rather they are looking for great customer experiences.
In addition to clients in mature industries, emerging industries in the technology and consumer services sectors are changing the mix of solutions, channels and delivery locations. We believe that market participants that offer a flexible, technology-oriented, and integrated solution will be best positioned to address the following key industry trends:
1.A Prioritization of CX – As brands recognize that digital feedback mechanisms, such as social media, can rapidly impact brand perception in a positive or negative manner, the importance of delivering an exceptional customer experience has become a top priority for companies.

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
4.AI to Enhance Service Delivery − With the increasing applicability of AI in enhancing business processes, the customer care industry is increasingly evaluating and integrating AI into its range of solutions to improve the customer experience and improve efficiencies. The proliferation and evolution of generative AI has had many impacts on the CX sector. Potential automation in backend and middle-office business processes, as well as potential increased use of bots to respond to pre-defined queries, has begun to impact assisted customer interactions. Additionally, productivity, data availability and quality due to generative AI could result in an increased volume of analytical work, as agents may be up-skilled to deploy improved analytical capabilities. The adoption of generative AI also presents key challenges in the forms of data security, governance, implementation and coordination of an overall customer service solution. These challenges create opportunities for trusted CX partners.

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
7.Data Protection & Security − With the rise of the digital economy has come a rise in both the concern toward, and vulnerability of, consumer data. Both mature and digital-first brands are placing a higher degree of focus on the technology that underpins the data security and fraud systems deployed by their partners; having an advanced and secure system architecture along with data center redundancy and advanced security technologies remain important, as a significant security breach can result in a devastating impact to a client’s brand and a consumer’s loyalty.
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
10.Solutions Catered to High-Growth Sectors – The challenges that digital-first “disruptors” face consist of managing high growth within their customer base, while simultaneously maintaining a high-quality customer experience. In contrast to mature business models, digital-first companies have generally not focused on developing large-scale insourced customer operations; therefore, they rely on external partners that can deliver customer service, engagement and support while maintaining the quality of their brands. Most of these companies source their customer interaction needs from lower-cost locations outside of their home markets.
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
Our sales and marketing activities are focused on our key market verticals: Retail & E-commerce, HealthTech, FinTech, Technology, Travel, Transportation & Logistics, Cable, Utilities and Telecommunications. We believe our vertical market focus allows us to provide deep domain expertise and positions us as the best partner to help solve our clients’ unique needs. An essential part of our sales strategy is to focus on ways we can innovate on behalf of our clients, which includes digitization strategies and usage of data, technology, analytics and insights. We believe we are well positioned with the top brands in each of the industry verticals in which we operate and can leverage domain knowledge and strong client references to generate business with other companies in the same industry vertical. Our sales and marketing teams are leading the charge at the following initiatives.
New Logos. Our new logo organization is made up of teams focused on our key market verticals. Each team is focused solely on penetrating and closing business with the top 40 companies in each of our target verticals. In addition, they will often partner with our client services executives who have an intimate understanding of our existing client’s business and needs, to actively identify and target additional cross-sell opportunities across the entire customer lifecycle.
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
Client Services. Our client services team is dedicated to maintaining and expanding our relationships with our existing clients and is made up of teams that are organized either around a single large client or around companies of clients that collectively provide scale to warrant the investment of client services overhead. A majority of the senior leadership of the client services team is located in the United States and is supported by local team members located closer to the actual service delivery, sometimes in other countries / regions. The members of our client services team typically have deep operational experience as well as strong relationship-building and selling skills. Often our client services team for an account has a team member located close to the client’s premises in the United States as well as a member that is located close to where the delivery takes place, which is now increasingly in offshore and nearshore locations. Most of the new opportunities created within the embedded base of existing clients are led by the senior leadership of the client services team and follow the same general sales process as the new logo teams.
As part of our highly engaged, or “leaned in” corporate culture, our client relationships are set up at multiple levels and layers, all the way from our Chief Executive Officer through the business heads of our organization. We believe the multi-layered nature of these relationships allows us to develop even stronger client engagements.
Marketing Efforts. Our marketing efforts are focused on generating awareness of our offerings, establishing and promoting our brand, reaching and serving the CLX needs of key decision makers in our target verticals, and cultivating a community of successful and vocal customers. We focus our marketing efforts on demonstrating to our prospective clients our thought leadership in the CLX market, addressing the challenges facing companies across the full customer lifecycle, and engaging business leaders who are seeking to leverage data, technology, analytics, and insights to drive competitive differentiation. We take a targeted approach and work with enterprises across our target verticals: Retail & E-commerce, Telecommunication, Technology, Cable, HealthTech, FinTech and Utilities. We engage with key decision makers outside of request for proposal cycles in the following key offices: Chief Digital Officer, Chief Information Officer, Chief Experience Officer, Chief Customer Officer and the Chief Marketing Officer.
We also use various social media platforms such as LinkedIn and Facebook to promote our brand externally to target clients and internally to our employees and prospective employees, with the latter being a key component of our success in achieving award winning agent engagement.
Competition

The BPO industry has a long track record of major consolidation. We believe this creates opportunities for ibex, as these consolidations may lead buyers of BPO services to look for new providers like us for two key reasons. One, the consolidation may lead buyers to be over-concentrated in spend with a single vendor, pushing them to look for new providers. Two, the homogenization of vendors creates greater opportunity for us to offer differentiated services.

The BPO markets in which we compete are highly fragmented. We believe this creates significant opportunity for a broad and differentiated provider like us as clients are increasingly looking to utilize outsourcing partners who can provide unified solutions for a variety of touchpoints along the customer interaction value chain, from customer sales and support to digital marketing, CX, surveys, and to customer acquisition engagement. We expect BPO providers with integrated offerings will command a larger share of spend from their clients, drive a greater degree of insight and performance, and ultimately drive a longer term and mutually beneficial partnership.

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

Changes in a client’s geographic strategy, where the client is looking to move its outsourced CX from onshore to offshore or nearshore, or balance its workload between nearshore and offshore, often create opportunities for outsourced customer interaction providers. Our geographic growth with clients is a key part of our overall growth strategy.
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
As evidenced by the quality and quantity of our new customer wins, growth and market share with these clients and our track record of amazing customer retention, we believe we have clearly established ourselves as a CX leader in today’s digital economy. Our vertical industry in expertise high-growth areas, including Retail and E-commerce, Travel, Transportation & Logistics, HealthTech, and FinTech, allows us to adapt our services and solutions for clients, further embedding us into their customer engagement lifecycle while delivering impactful business results. We do this through leveraging our key competitive strengths:

1.Differentiation as a nimble, disruptive provider – Companies continue to seek disruptive BPO partners that are fast and flexible. We believe that we have a distinct organizational culture that embraces technological disruption and is characterized by innovation, speed and structural nimbleness. Our innovative and entrepreneurial culture is a key differentiator and gives us a competitive advantage in delivering high-quality solutions to clients around the globe.

2.Wave iX technology solutions to drive performance and innovation – ibex Wave iX is the hub of our technology development and innovation effort to drive value-added solutions for improved agent interactions, client CX, and overall performance. Wave iX is a platform that spans both the customer and agent lifecycle from customer acquisition, to engagement, to surveys and analytics. Our proprietary technology, combined with our Wave Zero launch process helps us to accelerate the pathway to proficiency (“Speed to Green”) for our clients and outperform our competition. Importantly, we have enhanced Wave iX to leverage the power of generative AI both internally and in client-facing engagements. Inside ibex, we utilize generative AI within our Wave iX product set to assist our agents in delivering great customer experiences, to provide deeper and more meaningful insights in our analytics offering and provide machine-assisted interactions for the customers of our clients. Our early adoption and offerings of client-facing AI solutions today include Wave iX AI Virtual Agent and Wave iX Translate. Wave iX Virual Agent is a sophisticated AI solution for seamless and scalable automated customer and brand interactions via AI-driven voice and text conversations customized to align with a brand's persona and business needs. This Virtual Agent handles routine inquiries autonomously and features a smooth escalation process to human agents for more complex issues. It offers true omnichannel and multilanguage support, enabling businesses to communicate with customers across any platform in their preferred language. Wave iX Translate is an AI-powered solution which facilitates real-time, two-way conversation in over 150 languages, for both agents and customers. It translates spoken or typed language in real-time, improving communication and enabling CX organizations to better serve customers effectively and efficiently.
3.Best brand and employer in the markets we operate – Our goal is to be the best employer which helps create a virtuous cycle of the ability to attract and retain the best leadership and front-line agents. This in turn creates great performance that drives growth and expansion and expanded career opportunities for our personnel. The result is not only being recognized by the Great Places to Work and Great

Places to Work for Women awards, but also by scoring at industry leading scores for eNPS in markets like Jamaica, Nicaragua, and Bohol, Philippines. Greater employee satisfaction also leads to significantly less attrition than traditional BPO programs. Agent attrition is a key cost and performance component where low attrition drives higher margins and better performance for ibex and our clients. Our digital services also have significantly less agent attrition than traditional BPO programs. Agent attrition is a key cost and performance component where low attrition drives higher margins and better performance for ibex and our clients.
4.Broad set of full lifecycle digital services –The services we provide for our clients include three key service areas – Digital & Omni-Channel Customer Experience (ibex Connect), Digital Marketing and E-Commerce (ibex Digital) and Digital CX surveys and analytics (ibex CX). This contrasts to many of our traditional competitors that are focused solely on contact center services. Often these digital services are provided in our high-margin nearshore and offshore regions, contributing to their growth.
5.Leading global delivery with significant growth in nearshore and offshore regions – Our global delivery model is built on onshore, nearshore and offshore delivery centers, and includes our ability to also support work-at-home capabilities. We seek to operate state-of-the-art “highly-branded” delivery centers in labor markets that are under-penetrated in order to maintain our competitive advantage, retain our position in those labor markets as an employer of choice and deliver a highly scalable and cost-effective solution to our clients. Our delivery centers enable us to create a differentiated connection to our clients’ brands and their customers. In addition, with a broad network of 30 delivery centers spread across multiple geographies, we provide much needed geographic diversity for our clients. In particular, significant investments made in Jamaica, Honduras, and Nicaragua help us to offer untapped talent pools for high-quality service, proximity to home operations, competitive price points, and an existing brand affinity. We are the largest BPO employer in Pakistan, which we believe is a truly disruptive market for the industry. Of our largest 25 clients, we service more than 80% of them across multiple regions creating great market diversification and business continuity. We also believe that providing services for our clients across multiple regions promotes a trusted relationship with our clients and is consistent with our “land and expand” client strategy.
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

In 2016, the Bermuda Government enacted the Personal Information Protection Act 2016, as amended (“PIPA”). The operative provisions of PIPA, which include detailed requirements around conditions for use and consent to use of personal information, specific obligations on organizations that use personal information, overseas data transfer assessment obligations and access, rectification and erasure rights for individuals, were fully implemented on January 1, 2025.

PIPA applies to every organization (which includes any individual, entity or public authority) that uses personal information in Bermuda where that personal information is used by automated or other means which form, or are intended to form, part of a structured filing system. For the purposes of PIPA, “personal information” means any information about an identified or identifiable individual (meaning a natural person), and “use” or “using” are very broadly defined and effectively include possessing or carrying out any operation on personal information. We continue to evaluate PIPA and its requirements, as well as its application to our business.
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
We are required to comply with local, state, federal, and foreign laws and regulations pertaining to the collection, storage, transmission, transferring, processing, and security of such personal information. In addition, we are also subject to certain self-regulatory standards that require companies that process certain types of personal information, like payment card data, to implement certain data security measures. Regulators around the globe, and in countries in which we operate, have promulgated and are continuing to adopt laws, implement regulations, and issue guidance pertaining to the collection, storage, transmission, transferring, processing, and security of personal information. The applicability of these laws, regulations, and guidance is continually evolving, sometimes uncertain, and in some circumstances, conflicting between and among jurisdictions. Although certain of these laws are not applicable to business contact information or employee data in all circumstances, we strive to treat such data with care and comply with applicable requirements. Regulators are continuing to propose and adopt new laws designed to safeguard personal information and to provide additional rights to data subjects. We anticipate that the volume and scope of such laws will increase, and, as a result, our costs and efforts to comply with such laws will similarly increase. It may be costly to implement security or other measures designed to comply with these laws. See “Risk Factors - Unauthorized or improper disclosure of personal information, breach of privacy, whether inadvertent or as the result of a cyber-attack or improperly by our employees, has resulted in liability and could harm us.”

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

Human Capital Resources
We deploy a customer-centric, employee driven culture designed to enable our workforce to do their best work on behalf of our clients. We had approximately 33,000 and 30,000 full-time and total employees as of June 30, 2025 and 2024, respectively.
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

Information about our Executive Officers

The following are our executive officers as of September 11, 2025:

Name	Age	Title
Robert Dechant	63	Chief Executive Officer
Taylor Greenwald	57	Chief Financial Officer
Christy O’Connor	56	Chief Legal Officer and Assistant Secretary
David Afdahl	51	Chief Operating Officer
Julie Casteel	64	Chief Marketing and Strategic Accounts Officer
Bruce Dawson	61	Chief Sales and Client Services Officer
Paul Inson	61	Chief People Officer
Andreas Wilkens	53	Chief Technology Officer
Michael Darwal	42	Deputy CFO, President ibex Digital

Our executive officers serve at the discretion of the Company’s board of directors (the “Board”). There is no family relationship between any executive officer or director. The following information sets forth the business experience for at least the past five years for each of our executive officers.

Mr. Robert Dechant has served as our Chief Executive Officer since July 2019 and as a member of the Board since January 2021. From September 2017 to July 2019, Mr. Dechant served as Chief Executive Officer of IBEX Interactive, which included all operations of Ibex (including Ibex Global Solutions, ibex Digital, and ibex CX). From 2015 until 2017, Mr. Dechant served as Chief Executive Officer of Ibex Global Solutions. From 2012 until 2015, Mr. Dechant served as the Chief Sales, Marketing and Client Services Officer at Qualfon, Inc., a global provider of call center, back office, and business process outsourcing services. Prior to that, Mr. Dechant was the Chief Sales and Marketing Officer at Stream Global Services, a large multinational business process outsourcing provider which merged with Convergys in 2014. From 2006 to 2008, Mr. Dechant was the Executive Vice President and General Manager of the public company 3 Com, an internet working company. Mr. Dechant holds a B.S. degree from Fairfield University.

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

Ms. Julie Casteel has served as our Chief Marketing and Strategic Accounts Officer since 2012 and is responsible for expanding new and existing clients. She currently leads the strategy for growth and profitability for Ibex’s largest global clients and is also responsible for the strategic development of the financial services and healthcare vertical markets. Ms. Casteel brings more than 25 years of successful sales and leadership experience within the BPO industry. For over 10 years, from 1998 to 2009, she served as the Executive Vice-President of Global Sales & Marketing at SITEL, where she was responsible for global revenue, client relationship management and the overall company marketing strategy. Ms. Casteel has served on a number of industry boards and has been published in the Economist, The Wall Street Journal and various industry publications. She holds a B.S. degree in Biology from Texas A&M University.

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

Mr. Andreas Wilkens has served as our Chief Technology Officer since September 2024. Mr. Wilkens served as the Head of Engineering for RetailNext, a retail analytics software company, from 2022 to 2024. From 2018 to 2021, Mr. Wilkens served as Vice President and Chief Architect at LivePerson, a conversational AI software company. From 2016 to 2018, Mr. Wilkens served as Chief Technology Officer of AdvantageTec, a customer engagement software company. Mr. Wilkens studied electrical engineering at the Kiel University of Applied Sciences in Germany.

Mr. Michael Darwal has served as our Deputy CFO and President of ibex Digital since July 2025. From September 2022 to July 2025, Mr. Darwal served as Deputy CFO and EVP of Investor Relations. From 2013 until September 2022, Mr. Darwal served as the Chief Digital Officer of ibex Digital and its predecessor company, Digital Globe Services. For the decade prior to joining Digital Globe Services, Mr. Darwal held leadership roles in finance, operations, and innovation at an early Facebook marketing agency, Ampush Media, as well as public companies, Del Monte Foods and Progressive Insurance. Mr. Darwal holds a B.S.B.A. in Accounting and Information Systems from The Ohio State University.

ITEM 1A.    RISK FACTORS
Risk Factors
We are subject to certain material risks and uncertainties described below that make an investment in us speculative or risky, in addition to other information provided in this Form 10-K, which you should consider carefully in evaluating our business. If one or more of these risks or uncertainties materialize, it may adversely and materially affect our business, results of operation, reputation, prospects, financial condition and operating results, cash flows, profitability, liquidity, stock price, and financial condition. Some of the factors, events, and contingencies discussed below may have occurred in the past, but the disclosures below are not representations as to whether or not the factors, events, or uncertainties have occurred in the past and instead reflect our beliefs and opinions as to the factors, events, or uncertainties that could materially and adversely affect us in the future. The risks described below are not the only risks that our business faces. Additional risks not presently known to us or that we currently deem immaterial may also harm our business, results of operations, or financial condition. Therefore, you should not consider the following risks to be a complete statement of all the potential risks or uncertainties that we face.
Business Risks
Our business is dependent on key clients.
We derive a substantial portion of our revenue from a few key clients. Our top three clients accounted for 26% of our revenue, and our top client accounted for approximately 11% of our revenue, for the fiscal year ended June 30, 2025. We could be materially impacted by the loss of business with, or the failure to retain a significant amount of business with, any of our key clients.
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

Our clients may decide to enter into or further expand insourcing activities in the future.
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
If we are unable or fail to further refine and enhance our solutions or to anticipate innovation opportunities and keep pace with evolving technologies, including AI, our solutions could become noncompetitive or obsolete and as a result we may be less attractive to existing and new clients, our clients may terminate their relationship with us or choose to divert their business elsewhere, and our revenue and market share may decline as a result. In addition, we may experience technical problems and additional costs as we introduce new solutions, deploy future iterations of our solutions, and integrate new solutions with existing client systems and workflows.
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
Our results of operations may vary based on the impact of changes in the global economy on our clients. Global economic conditions, including inflation, rising interest rates, recession, and foreign exchange fluctuations, affect us and/ or our clients’ businesses, and the markets in which we and they operate. While it is often difficult to predict the impact of general global economic conditions on our business, unfavorable global economic conditions, such as those that occurred during the global financial crisis and economic downturn in 2008 and more recently, during and immediately after the COVID-19 pandemic (the “Pandemic”), could adversely affect the demand for some of our clients’ products and services and, in turn, could cause a decline in the demand for our solutions. Additionally, several of our clients, particularly in the Telecommunication and Technology verticals, have experienced substantial price competition. As a result, we face increasing price pressure from such clients, which, if continued, could negatively affect our operating and financial performance.
Our business and future growth depend largely on continued demand for our solutions from clients based in the United States. We derived 96% of our revenue from customers based in the United States during the fiscal year ended June 30, 2025. In addition, a significant portion of our clients are concentrated in the Retail and E-commerce industry. For the fiscal year ended June 30, 2025, 26.0% of our revenue was derived from clients in the Retail & E-commerce vertical, 13.1% of our revenue was derived from clients in the Telecommunication vertical, 7.8% of our revenue was derived from clients in the Technology vertical, and 7.4% of our revenue was derived from clients in the Cable vertical. For these reasons, among others, the occurrence or persistence of unfavorable economic conditions could adversely affect our business, results of operations, financial condition and prospects.

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
Our main financing arrangements contains certain covenants in respect of a total net leverage ratio and fixed charge coverage ratio, and restrictions on incurring additional debt and liens, making certain restricted payments and investments, engaging in certain transactions with affiliates, and disposal of assets. Complying with these covenants may cause us to take actions that make it more difficult to successfully execute our business strategy and we may face competition from companies not subject to such restrictions. Moreover, our failure to comply with these covenants could result in an event of default or refusal by our creditors to renew certain of our loans which may have a material adverse effect on our business, financial condition, results of operation and prospects.
If our goodwill or intangible assets become impaired, we could be required to record a significant charge to earnings.
We had goodwill and other intangible assets totaling $12.2 million as of June 30, 2025. We review our goodwill and indefinite-lived intangible assets for impairment at least annually or more frequently if events or changes in circumstances indicate the carrying value may not be recoverable. Factors that may be considered a change in circumstances indicating that the carrying value of our goodwill or indefinite-lived intangible assets may not be recoverable include declines in stock price, market capitalization or cash flows and slower growth rates in our industry. We could be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill or indefinite-lived intangible assets were determined.
During the year ended June 30, 2025, we determined that the estimated fair value of one of our trademarks no longer exceeded its carrying value and recognized an impairment loss of $0.3 million during the year ended June 30, 2025. We did not recognize any impairment of goodwill during the year ended June 30, 2025.
Our ability to use our net operating loss carry forwards may be subject to limitation.
As of June 30, 2025, for income tax purposes, we had approximately $15.8 million in estimated U.S. state and international net operating loss carry forwards that will begin to expire between 2026 and 2039. The timing and manner in which we may utilize net operating losses may be limited by a lack of future taxable income which could adversely affect our ability to utilize our net operating losses before they expire. In general, net operating losses in one country cannot be used to offset income in any other country and net operating losses in one state cannot be used to offset income in any other state. Accordingly, we may be subject to tax in certain jurisdictions even if we have unused net operating losses in other jurisdictions. Furthermore, each jurisdiction in which we operate may have its own limitations on our ability to utilize net operating losses or tax credit carryovers generated in that jurisdiction. These limitations may increase our U.S. state or foreign income tax liability.
Operational Risks
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

We are increasingly integrating AI into our solutions, including the use of third-party provider offerings, to better position ourselves to offer our clients the most robust set of solutions, while also implementing appropriate governance and controls for its use. AI is still emerging and likely to be an essential part of our future service offerings. The development, adoption, and use of generative AI technologies is still in their infancy, and inadequate AI development or deployment practices by us or our third-party developers or vendors could lead to unintended consequences. We are developing internal governance frameworks to assess and monitor our use of AI and the risks associated with its implementation, including review of third-party AI systems. While AI offers significant benefits, it also presents risks and challenges to our business. Some of the recently brought to market third-party AI solutions have the potential of replacing some of our lower tier service offerings. At the same time, AI solutions are evolving and are not infallible, and issues with data sourcing, technology integration, program bias in decision-making algorithms, flawed algorithms based on insufficient or biased data sets, security challenges and the protection of personal information and privacy could impair our successful and effective adoption of this technology. Additionally, any latency, disruption, or failure in these AI systems or infrastructure could cause delays or errors in our offerings.

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
We may also need to increase employee compensation more than in previous periods to remain competitive in attracting the quantity and quality of employees that our business requires. For the fiscal year ended June 30, 2025, payroll and related costs and stock-based compensation expense accounted for $367 million, or 66%, of our revenue. Employee benefits expenses in each of the countries in which we operate are a function of the country’s economic growth, level of employment and overall competition for qualified employees in the country. In most of the geographies in which we operate, we have experienced increasing labor costs due to increased demand and greater competition for qualified employees.
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
During the fiscal year ended June 30, 2025, 4% of our revenue was generated in currencies other than the U.S. dollar. A portion of our costs and expenses that were incurred outside of the United States were paid in foreign currencies, mostly the local currencies of the Philippines, Jamaica, and Pakistan. During the year ended June 30, 2025, out of our total payroll and related costs, 32.7% were incurred in the Philippines Peso, 12.3% were incurred in the Jamaican Dollar and 9.7% were incurred in the Pakistani Rupee. To a lesser extent, we also have exposures to the Nicaraguan Cordoba, Great British Pound, Canadian Dollar, and Honduran Lempira. Because our financial statements are presented, and revenues are primarily generated, in U.S. dollars, whereas some portion of the cost is incurred in foreign currencies, any significant unhedged fluctuations in the currency exchange rates between the U.S. dollar and the currencies of countries in which we incur costs in local currencies will affect our results of operations and financial statements. This may also affect the comparability of our financial results from period to period, as we convert our subsidiaries’ statements of financial position into U.S. dollars from local currencies at the period-end exchange rate, and income and cash flow statements at average exchange rates for the year. See “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” for more information.
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
We have expanded and may continue to expand our global operations to maintain an appropriate cost structure and meet our clients’ needs. This may involve expanding into countries other than those in which we currently operate and where we have less familiarity with local procedures. It may involve expanding into less developed countries, which may have less political, social or economic stability and less developed infrastructure and legal systems. As we expand our business into new countries, we may encounter economic, regulatory, personnel, technological and other difficulties that increase our expenses or delay our ability to start up our operations or become profitable in such countries. This may affect our relationships with our clients. We may also be subject to increased operating costs, including higher employee compensation expenses in these new jurisdictions relative to our current operating costs.
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
Prospective investors should consult their tax advisors regarding the potential impact to them of the Inflation Reduction Act and any subsequent legislative changes and administrative guidance to them. Furthermore, the Organization for Economic Cooperation and Development (the “OECD”) is leading an initiative under its base erosion and profit shifting (“BEPS”) project aimed at imposing a global minimum tax rate. On October 8, 2021, the OECD announced the OECD/G20 Inclusive Framework on Base Erosion and Profit Shifting, which agreed to a two-pillar solution to address tax challenges arising from the digitalization of the economy, with the intention of implementing the proposed “Pillar One” in 2024. On December 20, 2021, the OECD released the Pillar Two Model Rules defining the global minimum tax, which call for the taxation of multinational enterprises (having consolidated revenues in excess of €750 million) at a minimum rate of 15%. The OECD continues to release additional guidance on the two-pillar framework and widespread implementation is anticipated by the end of 2025.
Although these rules are not currently applicable to the Company, the Company operates in participating countries that are expected to implement or have implemented the OECD’s two-pillar agreement by entering into a multilateral convention and enacting domestic legislation.
On December 27, 2023, the Government of Bermuda enacted the Bermuda Corporate Income Tax Act 2023, as amended (the “Bermuda CIT Act”). Entities subject to tax under the Bermuda CIT Act are Bermuda constituent entities of multi-national groups. A multi-national group is defined under the Bermuda CIT Act as a group of entities in more than one jurisdiction with consolidated revenues of at least €750 million for two of the four previous fiscal years. If Bermuda constituent entities of a multi-national group are subject to tax under the Bermuda CIT Act, such tax is charged at a rate of 15% of the net income of such constituent entities (as determined in accordance with the Bermuda CIT Act, including after adjusting for any relevant foreign tax credits applicable to the Bermuda constituent entities). Although the commencement date of the Bermuda CIT Act was January 1, 2024, no tax is chargeable under the Bermuda CIT Act until tax years starting on or after January 1, 2025. Our operations are subject to the requirements of the Bermuda CIT Act.
At this stage, it is difficult to predict whether, and to what extent, such legislative changes will impact us. We do not currently fall within the definition of a multi-national group as our annual revenues are less than €750 million for more than two of the four previous fiscal years and therefore, the tax payable under the Bermuda CIT Act does not apply to us. However, there may be legislation passed in other jurisdictions in the future which could have implications for us as an international company, which may increase our future global effective tax rate and have a material effect on our future financial position and results of operations.
We will become subject to corporate income taxes in Bermuda once revenues exceed €750 million.

Due to the enactment of the Bermuda CIT Act, we will be subject to the 15% tax rate once consolidated revenues exceed €750 million in two of the four previous fiscal years. The tax payable under the Bermuda CIT Act is not currently applicable to us as we do not meet the revenue threshold for a multi-national group under the definition of the Bermuda CIT Act, but this may change in the future, either in terms of our revenues or in terms of the threshold being reduced.
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
Risks Related to Our Common Shares
We cannot take certain actions without the consent of one of our shareholders, The Resource Group International Limited, which could limit our other shareholders' ability to influence the outcome of key transactions, including any change of control.
As of June 30, 2025, The Resource Group International Limited ("TRGI"), beneficially owns, in the aggregate, approximately 13% of our outstanding common shares. In addition, pursuant to a stockholder's agreement, dated September 15, 2017, between TRGI and us (the "TRGI Stockholder's Agreement"), we will not take or commit to take, or cause or permit any of our subsidiaries to take, certain enumerated actions without TRGI's consent, to be withheld or given in TRGI's sole discretion. The TRGI Stockholder's Agreement will remain in effect until the date that TRGI holds less than 10% of all shares issued by us. TRGI may have interests that differ from interests of our other shareholders and TRGI may withhold or grant its consent to such enumerated actions in a way with which our other shareholders disagree and that may be adverse to our other shareholders' interests. For example, pursuant to such consent right, TRGI may delay, prevent, or deter a change of control of the Company and its subsidiaries, as well as certain M&A activity and securities offerings, and could deprive our shareholders of an opportunity to receive a premium for their common shares as part of a sale of the Company and may adversely affect the market price of our common shares.

Our future earnings and earnings per share could be adversely impacted by the Amazon Warrant and if Amazon exercises its right to acquire our common shares pursuant to the Amazon Warrant, it will dilute the ownership interests of our then-existing shareholders and could adversely affect the market price of our common shares.
On November 13, 2017, we issued to Amazon.com NV Investment Holdings LLC, a subsidiary of Amazon.com, Inc. (“Amazon”) a 10-year warrant to acquire approximately 10% of our equity on a fully diluted and as-converted basis as of the date of issuance of the warrant (the “Amazon Warrant”). A total of 1,171,812 warrant shares vested on the satisfaction of specified milestones tied to Amazon’s purchase of services from the Company during the vesting period, which ended on June 30, 2024. The Amazon Warrant increases the number of diluted shares reported, which has an effect on our fully diluted earnings per share. If Amazon exercises its right to acquire our common shares pursuant to the Amazon Warrant, it will dilute the ownership interests of our then-existing shareholders and reduce our earnings per share. In addition, any sales in the public market of any common shares issuable upon the exercise of the Amazon Warrant by Amazon could adversely affect the market price of our common shares.
We are an “emerging growth company” and a “smaller reporting company”, and certain exemptions from disclosure requirements available to us may make our common shares less attractive to investors.
We are an emerging growth company (“EGC”), as defined in the Jumpstart Our Business Startups Act (the “JOBS Act”), and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not EGCs including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), reduced financial disclosure obligations, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and any golden parachute payments not previously approved. We may take advantage of these provisions until we are no longer an EGC. We would cease to be an EGC upon the earliest to occur of: the last day of the fiscal year in which we have more than $1.235 billion in annual revenue; the date we qualify as a “large accelerated filer,” with at least $700 million of equity securities held by non-affiliates; the issuance, in any three-year period, by us of more than $1.0 billion in non-convertible debt securities; and June 30, 2026 - the last day of the fiscal year ending after the fifth anniversary of our initial public offering. If we take advantage of any of these reduced reporting requirements in future filings, the information that we provide to our shareholders may be different than investors might get from other public companies in which they hold equity interests. We cannot predict if investors will find our common shares less attractive because we may rely on these exemptions. If some investors find our common shares less attractive as a result, there may be a less active trading market for our common shares and our share price may be more volatile.

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
Sales of a substantial number of our common shares in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common shares. As of August 29, 2025, we have 13,315,077 outstanding common shares. Certain of our security holders have rights, subject to some conditions, to require us to file registration statements covering common shares that they hold or to include their shares in registration statements that we may file for ourselves or for other shareholders.
Anti-takeover provisions in our bye-laws could make an acquisition of us, which may be beneficial to our shareholders, more difficult and may prevent attempts by our shareholders to replace or remove our current management.
Provisions in our bye-laws may delay or prevent an acquisition of us or a change in our management. In addition, by making it more difficult for shareholders to replace members of the Board, these provisions also may frustrate or prevent any attempts by our shareholders to replace or remove our current management because the Board is responsible for appointing the members of our management team. These provisions include: the ability of the Board to determine the rights, preferences and privileges of our preferred shares and to issue the preferred shares without shareholder approval; and the ability of a major shareholder (i.e., a shareholder holding 50% or more; in the absence of such a holder, 25% or more) to appoint a majority of directors to the Board. While currently there is no 25% or more shareholder, should one arise, these provisions could make it more difficult for a third party to acquire us, even if the third party’s offer may be considered beneficial by many shareholders. As a result, shareholders may be limited in their ability to obtain a premium for their shares.
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

The Company considers the following factors in assessing its cybersecurity risks, mitigation, and remediation strategies: the likelihood and degree of risk; potential impact, if a risk materializes; and the feasibility, cost and impact of controls. The specific controls used by the Company vary based on the systems and program involved, but typically include vulnerability and patch management, penetration testing, firewalls, intrusion prevention and detection systems, anti-malware (including anti-phishing) technical safeguards and access controls, privileged access management, endpoint threat detection and response, identity and access management, multi-factor authentication, logging and monitoring, data encryption, backup and recovery systems, cyber insurance, and physical security controls. The Company also incorporates threat intelligence and monitors emerging cybersecurity threats relevant to the BPO industry.

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

Education and Awareness. The Company provides regular, mandatory training for all personnel on cybersecurity threats and has processes and procedures in place to communicate out-of-cycle notices and updates regarding the Company’s information security policies, standards, processes, and practices by the Chief Technology Officer (“CTO”) as needed.

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

Governance

The Company’s Board is responsible for overseeing cybersecurity risk management as part of its oversight of the Company’s enterprise risk management framework. The Board receives periodic updates from management on cybersecurity strategy, risk assessments, and significant developments but is not involved in day-to-day operational decision-making. The Company’s management team is responsible for the day-to-day oversight and management of cybersecurity risks, supported by our dedicated professionals responsible for cybersecurity, fraud, risk management, and compliance. Additionally, our Cybersecurity Committee, which is composed of certain of our executive management, legal and operations leaders, provides sponsorship and guidance to help achieve our management objectives. Our Chief Information Security Officer (“CISO”) reports to our CTO and assists in the day-to-day management of cybersecurity risks by leading the Information Security department and operationalizing our Information Security management systems.

Our current CISO has led our Data Security Department for ten years and holds more than eighteen years of experience in cybersecurity, including security operations, cloud security, and risk management. He has extensive experience with enterprise information security controls and frameworks, such as ISO 27001, PCI DSS, SOC 2 Type II, and HITRUST. Additionally, our CISO holds multiple professional certifications, including CIISSP (Certified Information Systems Security Professional), CISA (Certified Information Security Auditor), and CISM (Certified Information Security Manager).

The CTO and CISO meet regularly with the Cybersecurity Committee to review the Company’s management of information security risks, and the Cybersecurity Committee evaluates the adequacy of the Company’s IT security program, compliance and controls with our CTO. In addition to scheduled meetings, the CTO, Cybersecurity Committee, and CEO maintain a regular dialogue regarding emerging or potential cybersecurity risks, which may include input from our third party vendors and other external sources. Together, they receive updates on significant developments in the cybersecurity domain from the CTO, as needed and quarterly. These updates, as well as other cybersecurity matters, are provided to the Company’s Board by the CTO to support the Board’s proactive and responsive oversight of cybersecurity related risks. The Board and executive management meet regularly to review cybersecurity risks and developments as part of our enterprise risk management framework.

Cybersecurity Threats

We have implemented additional technical and procedural safeguards over time to strengthen our security posture, including enhanced incident response protocols and employee awareness training. Although cybersecurity threats in the last fiscal year have not materially affected the Company’s business strategy, results of operations or financial condition, there can be no assurances that future cybersecurity incidents, which are unavoidable, will not materially affect our results of operations, including our business strategy, results of operations, or financial condition. Additional information on cybersecurity risks we face can be found in Part I, Item 1A. “Risk Factors - Unauthorized or improper disclosure of personal information, breach of privacy, whether inadvertent or as the result of a cyber-attack or improperly by our employees, has resulted in liability and could harm us.” which should be read in conjunction with the foregoing information.

ITEM 2.    PROPERTIES
Our executive management offices are located in Washington, D.C., which consist of approximately 5,300 square feet of office space and serves as the headquarters for senior management and the financial, information technology and administrative departments.
As of June 30, 2025, we operated 30 delivery centers in the following countries:

Country	Number of centers	Number of workstations
United States	2	654
Philippines	9	8,567
Pakistan	10	4,058
Jamaica	4	3,810
Nicaragua	4	2,691
Honduras	1	676
Total	30	20,456

We lease all of our facilities and do not own any real property. Lease terms are negotiated on an individual basis and contain a wide range of different terms and conditions. Leases are typically made for a fixed period of two to fifteen years and may include renewal options.

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
Based on currently available information and advice received from counsel, the Company believes that the disposition or ultimate resolution of any current legal proceedings, except as otherwise specifically reserved for in its financial statements, will not have a material adverse effect on the Company’s financial position, cash flows or results of operations. Refer to Note 1, "Overview and Summary of Significant Accounting Policies - Contingencies" in the consolidated financial statements included in this Form 10-K for additional information.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common shares began trading on the Nasdaq Global Market under the symbol “IBEX” on August 7, 2020. As of August 29, 2025, the sale price for the Company’s common shares, as reported by the Nasdaq, was $29.53 per share.
As of August 29, 2025, we had 94 holders of record of our common shares.
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

On May 1, 2025, the Board authorized $15 million in share repurchases which commenced on May 12, 2025 for twelve months (the "2025 Share Repurchase Program”). The following table provides information related to our purchases of our common shares during the three months ended June 30, 2025:

Period	Total Number of Shares Purchased	Average Price Paid per Share[1]	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under 2025 Share Repurchase Program ($000s)
April 1 - 30, 2025	—	$—	—	$—
May 1 - 31, 2025	14,300	$28.68	14,300	$14,590
June 1 - 30, 2025	43,980	$28.79	43,980	$13,324
Total	58,280	$28.76	58,280
Refer to Note 14, “Stockholders’ Equity” in the consolidated financial statements included in this Form 10-K for additional information on our share repurchases and share repurchase programs.

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
This Form 10-K includes certain historical consolidated financial and other data for IBEX Limited (“ibex,” “we,” “us,” “our” or the “Company”). The following discussion provides a narrative of our financial condition and results of operations for the fiscal year ended June 30, 2025 compared to the fiscal year ended June 30, 2024. Discussion and analysis for the fiscal year ended June 30, 2024 compared to the fiscal year ended June 30, 2023 may be found in the Company’s Annual Report on Form 10-K for the year ended June 30, 2024 filed with the SEC on September 12, 2024.
1 The Average Price Paid per Share excludes broker commissions.

Overview

ibex delivers innovative business process outsourcing (“BPO”), smart digital marketing, online acquisition technology, and end-to-end customer engagement solutions to help companies acquire, engage, and retain valuable customers. Today, ibex operates a global customer experiences (“CX”) delivery center model consisting of 30 delivery centers around the world, while deploying next-generation technology to drive superior customer experiences for many of the world’s leading companies across various verticals, including Retail & E-commerce, HealthTech, FinTech, Utilities, and Travel, Transportation & Logistics. ibex leverages its diverse global team of approximately 33,000 employees together with industry-leading technology, including its Wave iX platform, to manage nearly 169 million customer interactions on behalf of our clients, driving a truly differentiated customer experience.
Business Highlights

During the fiscal year ended June 30, 2025, the Company delivered strong financial results, and experienced growth with leading clients in our Retail & E-commerce, HealthTech, Travel, Transportation & Logistics, and Other verticals, partially offset by decreases in our FinTech and Telecommunications verticals. We increased capacity in our offshore and nearshore regions and expanded into two new sites. The business performed well in several important areas during the current year, including total revenues and profitability. Our sales pipeline remained strong and we had sixteen new client wins during the fiscal year ended June 30, 2025, consistent with eighteen in the prior year.

Recent Financial Highlights

The Company delivered revenues of $558.3 million during the fiscal year ended June 30, 2025, a 9.8% increase compared to the prior year due to growth from existing and new clients launched throughout fiscal 2024 and fiscal 2025. Net income during the fiscal year ended June 30, 2025 was $36.9 million, a 9.5% increase from $33.7 million during the prior year. Fully diluted earnings per share for the fiscal year ended June 30, 2025 of $2.36, increased from $1.84 in the prior year. The increase in net income was driven by revenue growth in our higher margin offshore regions and improved gross margin performance. The increase in fully diluted earnings per share was driven by higher net income during the current year and fewer diluted shares outstanding compared to the prior year period.
Trends and Factors Affecting our Performance
There are a number of key trends and factors that have affected and may affect our results of operations.
Macroeconomic Trends

Macroeconomic factors, including but not limited to, increasing inflation and interest rates, global economic and geopolitical uncertainty, changes in foreign currency exchange rates, and the impact that these factors are having on our clients and their customers, have also impacted our financial results during fiscal year 2025. Some of our customers have increased their focus on cost reduction, resulting in decisions to shift work from onshore sites to offshore sites, which may impact our revenues and operations in the near term. However, we also believe that they present opportunities with both new and existing clients, as companies maintain a focus on cost reduction and look for new solutions and delivery options.

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

Client’s Underlying Business Performance

Demand for customer interaction services reflects a client’s underlying business performance and priorities. Growth in a client’s business often results in increased demand for our customer engagement solutions. Conversely, a decline in a client’s business generally results in a decrease in demand for our customer engagement solutions, shifting volume to lower cost geographies, and potential increases in demand for our customer acquisition and expansion solutions. The correlation between a client's business performance and demand for outsourced customer interaction solutions can therefore be complex, and depends upon several factors, such as industry consolidation, client investments in growth, and overall macroeconomic environment, all of which can result in short term revenue volatility for outsourcing providers. Demand during the fiscal year ended June 30, 2025 was higher when compared to the prior year due to increased demand for our digital-first solutions, growth in our existing clients, and recent new client wins in strategic verticals.

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
As demand for delivery locations has continued to shift towards lower cost geographies during the fiscal year ended June 30, 2025, we have filled up existing capacity and are in the process of building additional capacity in our offshore regions. In addition, we continue to realize cost savings as we geographically optimize our delivery centers in higher cost regions.
Labor Costs

When compensation levels of our employees increase, we may not be able to pass on such increased costs to our clients or do so on a timely basis, which tends to depress our operating profit margins if we cannot generate sufficient offsetting productivity gains. We continued to see increasing wage pressure in all of our geographies, in part brought on by the current global inflation and labor shortage, which is increasing competition for contact center agents from other sectors of the economy during the fiscal year ended June 30, 2025. We were able to offset some of these wage increases with higher agent quality and increased productivity, higher agent retention, and increased client prices under contractual cost of living adjustments (“COLA”). Furthermore, our overall labor cost as a percentage of revenue is impacted by the aforementioned shift in delivery location from onshore delivery centers to offshore centers.
Delivery Location

We generate greater profit margins from our work carried out by agents located in offshore and nearshore regions compared to our work carried out from onshore locations in the United States. As a result, our operating margins are influenced by the proportion of our work delivered from these higher margin locations. Over time we have expanded and further diversified our delivery network by adding facilities in these locations, offering a significant relative cost advantage. Our percentage of workstations in nearshore and offshore geographies is approximately 97% as of June 30, 2025. We regularly evaluate whether to procure additional space or enter into new markets as we continue to add employees and expand geographically to meet the demands of our business.

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

New Client Wins

We have a strong track record of winning key new client accounts, and as a result of our land and expand strategy, we have been successful in subsequently increasing our revenues with these clients year over year. Historically, our in-year new client wins have generated approximately 2.0x to 3.0x revenue in the second and third years of the engagement.
Client Concentration
During fiscal year 2025, our largest client accounted for 11% while our three largest clients accounted for 26% of our consolidated revenues. We now have over 60 clients with greater than $1 million in annual revenue and over 25 clients with greater than $5 million in annual revenue. We believe our client diversification is a strength in a challenging market.
Pricing
Our revenues are dependent upon both volumes and unit pricing for our services. Client pricing is often expressed in terms of a base price per minute or hour as well as, in limited cases, with bonuses and occasionally penalties depending upon our achievement of certain client objectives. During fiscal year 2025, the tightening in the global labor market and corresponding wage inflation, as well as increasing facilities expenses have resulted in us pursuing and successfully negotiating price increases or COLA with many of our clients.
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

Increased Up-Front Costs Driven by Increased Demand
Aside from short-term increases in demand for which we tend to delay increases in headcount, an increase in demand for customer interaction services typically results in an up-front increase in employee compensation expenses, due to the need to hire and train additional employees in advance. As these expenses for hiring and training our employees are typically incurred in a period before the revenues associated with the increase in demand are recognized, it has the effect of causing an initial decrease in our operating profit margins prior to the full impact of the profitability from the additional demand.
Net Effect of Currency Exchange Rate Fluctuations
While substantially all of our revenues are generated in U.S. dollars, a significant portion of our operating expenses are incurred outside of the United States and paid for in the respective foreign currencies, principally the local currencies of the Philippines, Jamaica and Pakistan. During the fiscal year ended June 30, 2025, out of our total employee salaries and benefit expenses, 32.7% were incurred in the Philippine Pesos, 12.3% were incurred in the Jamaican Dollar and 9.7% were incurred in Pakistani Rupee. As a result, our operations are subject to the effects of changes in exchange rates against the U.S. dollar. See “Item 7A. Quantitative and Qualitative Disclosures about Market Risk.”
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

During fiscal year 2025, capacity utilization increased to 88% from 84% in the prior year as we continue to utilize capacity in nearshore and offshore geographies and optimize our onshore capacity. Capacity utilization was over 100% in the United States as we continued to migrate towards a work at home model.
The following table displays our capacity utilization by region for the fiscal years ended June 30, 2025 and 2024:

	As of June 30, 2025
	Total Production Workstations	In Use	Utilization %
Offshore	12,625	11,856	94%
Nearshore	7,177	4,596	64%
United States	654	1,461	223%
Total	20,456	17,913	88%

	As of June 30, 2024
	Total Production Workstations	In Use	Utilization %
Offshore	10,757	9,415	88%
Nearshore	7,064	4,875	69%
United States	1,020	1,590	156%
Total	18,841	15,880	84%

Results of Operations
The following summarizes the results of our operations for the fiscal years ended June 30, 2025 and 2024:

	Year ended June 30,
($000s)	2025	2024
Revenue	$558,273	$508,569

Cost of services	385,692	356,536
Selling, general and administrative	108,738	93,143
Depreciation and amortization	17,232	19,461
Income from operations	$46,611	$39,429

Interest income	955	2,071
Interest expense	(1,634)	(514)
Income before income taxes	$45,932	$40,986

Provision for income tax expense	(9,068)	(7,331)
Net income	$36,864	$33,655

Fiscal Years Ended June 30, 2025 and 2024
Revenue

Our revenue was $558.3 million for the fiscal year ended June 30, 2025, an increase of $49.7 million, or 9.8%, compared to the prior year. This increase was primarily driven by increases in our Retail & E-commerce vertical of $16.2 million, or 12.6%, HealthTech vertical of $15.5 million, or 23.2%, Travel, Transportation & Logistics vertical of $9.4 million, or 13.7%, and Other vertical of $20.3 million, or 37.6%, largely due to growth in our digital acquisition business, compared to the prior year. These increases were partially offset by decreases in the FinTech vertical of $8.7 million, or 12.2% and Telecommunications vertical of $3.5 million, or 4.6%, compared to the prior year.

As a percentage of total revenue, the revenue from our Retail & E-commerce vertical increased to 26.0% for the fiscal year ended June 30, 2025 compared to 25.4% in the prior year, the revenue from our HealthTech vertical increased to 14.7% compared to 13.1%, the revenue from our Travel, Transportation & Logistics vertical increased to 13.9% compared to 13.4%, and the revenue from our Other vertical increased to 13.3% compared to 10.6%. Conversely, the revenue from our FinTech vertical decreased to 11.2% for the fiscal year ended June 30, 2025 compared to 14.0% in the prior year, and the revenue from our Telecommunications vertical decreased to 13.1% compared to 15.0%.
Operating Expenses

Cost of services
Cost of services was $385.7 million during the fiscal year ended June 30, 2025, an increase of $29.2 million, or 8.2%, compared to the prior year. The increase in cost of services was primarily due to increases in payroll and related costs, reseller commissions and lead expenses, IT expenses, telecom, local transportation and other site related expenses, and stock-based compensation.
Payroll and related costs were $291.0 million during the fiscal year ended June 30, 2025, an increase of $16.6 million, or 6.0%, compared to the prior year, due to increased revenues during the current year. As a percent of revenue, payroll costs decreased to 52.1% during the fiscal year ended June 30, 2025 compared to 54.0% during the prior year, reflecting our continuing trend towards lower cost regions.
Reseller commissions and lead expenses were $20.7 million during the fiscal year ended June 30, 2025, an increase of $8.7 million, or 72.7%, compared to the prior year. These increases were primarily due to increases in the utilization of our third-party affiliates for inbound inquiries as well as search engine costs in connection with increased revenue in our higher margin digital sales and marketing efforts.

IT expenses were $6.8 million during the fiscal year ended June 30, 2025, an increase of $1.7 million or 32.8%, compared to the prior year, primarily due to additional software license fees.

Telecom, local transportation and other site related expenses were $15.3 million during the fiscal year ended June 30, 2025, an increase of $1.7 million, or 12.2%, compared to the prior year, driven primarily by increased activity corresponding to our increased revenues during the current year.

Stock-based compensation was $0.5 million during the fiscal year ended June 30, 2025, an increase of $0.4 million compared to the prior year, primarily due to a higher share price impacting liability-based grants.
Selling, general, and administrative expense (“SG&A”)

SG&A expense was $108.7 million during the fiscal year ended June 30, 2025, an increase of $15.6 million, or 16.7%, compared to the prior year. The increase was driven by higher payroll and related costs of $10.0 million due to higher performance-based incentives and new hires to support growth, stock-based compensation of $1.2 million primarily due to new grants issued and a higher share price impacting liability-based grants, IT expenses of $1.2 million due to continued investments in core business management systems and additional software license fees, increased site related expenses of $0.9 million, driven by growth in our higher margin offshore regions, and increases in net foreign currency losses of $2.5 million year over year.
Depreciation and amortization expense (“D&A”)
D&A expense was $17.2 million during the fiscal year ended June 30, 2025, a decrease of $2.2 million or 11.5%, compared to the prior year. The decrease was primarily due to lower depreciation expense due to an increase in fully depreciated assets. As a percentage of revenue, D&A decreased to 3.1% during the fiscal year ended June 30, 2025 compared to 3.8% in the prior year.
Income from operations
Income from operations was $46.6 million during the fiscal year ended June 30, 2025 compared to $39.4 million during the prior year. The operating margin was 8.3% for the fiscal year ended June 30, 2025, up from 7.8% for the prior year. The increase was primarily driven by margin expansion as we continued to realize growth in our higher margin offshore regions and realize site optimization efforts undertaken in the prior year.
Interest income

Interest income during the fiscal year ended June 30, 2025 was $1.0 million compared to $2.1 million for the prior year, and consisted primarily of income from invested funds.

Interest expense

Interest expense during the fiscal year ended June 30, 2025 was $1.6 million, an increase of $1.1 million when compared to the prior year, and consisted of interest on borrowings of $0.6 million, interest on finance leases of $0.3 million, amortization of deferred debt issuance costs of $0.2 million, interest of $0.2 million on the TRGI convertible promissory note (as defined and described below), and a loss on extinguishment of $0.2 million related to the termination of our credit facility with PNC.
Provision for Income Taxes

Income tax expense was $9.1 million during the fiscal year ended June 30, 2025, an increase of $1.7 million when compared with the prior year, primarily due to a higher pre-tax income and a higher effective tax rate in the current year. The effective tax rate was 19.7% and 17.9% for the fiscal years ended June 30, 2025 and 2024, respectively. The changes in effective tax rates between these periods was primarily attributable to changes in revenue mix across our taxable jurisdictions and discrete items recorded during the prior year.
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

Adjusted net income, adjusted net income margin, and adjusted earnings per share
Adjusted net income is a non-GAAP profitability measure that represents net income before the effect of the following items: severance costs, impairment losses, warrant contra revenue, foreign currency gains and losses, and stock-based compensation expense, net of the tax impact of such adjustments. We define adjusted net income margin as adjusted net income divided by revenue. We define adjusted earnings per share as adjusted net income divided by weighted average diluted shares outstanding.
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
The following table provides a reconciliation of net income to adjusted net income, net income margin to adjusted net income margin, and diluted earnings per share to adjusted earnings per share for the years presented:

	Year ended June 30,
($000s, except per share amounts)	2025	2024
Net income	$36,864	$33,655
Net income margin	6.6%	6.6%

Severance costs	558	1,621
Impairment losses	1,429	1,532
Warrant contra revenue	—	1,183
Foreign currency losses / (gains)	693	(1,815)
Stock-based compensation expense	5,432	3,765
Total adjustments	$8,112	$6,286
Tax impact of adjustments[2]	(1,975)	(1,590)
Adjusted net income	$43,001	$38,351
Adjusted net income margin	7.7%	7.5%

Diluted earnings per share	$2.36	$1.84
Per share impact of adjustments to net income	0.39	0.26
Adjusted earnings per share	$2.75	$2.10

Weighted average diluted shares outstanding	15,725	18,255
2 The tax impact of each adjustment is calculated using the effective tax rate in the relevant jurisdictions.

EBITDA, adjusted EBITDA, and adjusted EBITDA margin
EBITDA is a non-GAAP profitability measure that represents net income before the effect of the following items: interest expense, income tax expense, and D&A. Adjusted EBITDA is a non-GAAP profitability measure that represents EBITDA before the effect of the following items: severance costs, impairment losses, interest income, warrant contra revenue, foreign currency gains and losses, and stock-based compensation expense. Adjusted EBITDA margin is a non-GAAP profitability measure that represents adjusted EBITDA divided by revenue.
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

The following table provides a reconciliation of net income to EBITDA, and adjusted EBITDA and net income margin to adjusted EBITDA margin for the years presented:

	Year ended June 30,
($000s)	2025	2024
Net income	$36,864	$33,655
Net income margin	6.6%	6.6%

Interest expense	1,634	514
Income tax expense	9,068	7,331
Depreciation and amortization	17,232	19,461
EBITDA	$64,798	$60,961
Severance costs	558	1,621
Impairment losses	1,429	1,532
Interest income	(955)	(2,071)
Warrant contra revenue	—	1,183
Foreign currency losses / (gains)	693	(1,815)
Stock-based compensation expense	5,432	3,765
Adjusted EBITDA	$71,955	$65,176

Adjusted EBITDA margin	12.9%	12.8%
Net income margin
Net income margin was 6.6% for the fiscal year ended June 30, 2025, consistent with 6.6% during the prior year.

Adjusted EBITDA margin
Adjusted EBITDA margin was 12.9% for the fiscal year ended June 30, 2025, consistent with 12.8% during the prior year.
Free cash flow
Free cash flow is a non-GAAP liquidity measure that represents net cash provided by operating activities less capital expenditures. While we believe that free cash flow provides useful information to investors in understanding and evaluating our liquidity position in the same manner as our management, our use of free cash flow has limitations as an analytical tool, and investors should not consider it in isolation or as a substitute for analysis of our financial results as reported under U.S. GAAP. Further, other companies, including companies in our industry, may adjust their cash flows differently, which may reduce the value of free cash flow as a comparative measure. The following table reconciles net cash provided by operating activities to free cash flow for the years presented:

	Year ended June 30,
($000s)	2025	2024
Net cash provided by operating activities	$45,668	$35,900
Less: capital expenditures	18,375	8,855
Free cash flow	$27,293	$27,045
Net cash provided by operating activities during the fiscal year ended June 30, 2025 was $45.7 million compared to $35.9 million during the fiscal year ended June 30, 2024. The increase was primarily driven by an increase in revenue and a lower use of working capital.

Free cash flow during the fiscal year ended June 30, 2025 was $27.3 million, consistent with the prior year due to an increase in capital expenditures of $9.5 million. The increase in capital expenditures during the current year was driven by expansions in our offshore regions and purchases of IT and telecommunications equipment.
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
Net cash is calculated below:

($000s)	June 30, 2025	June 30, 2024
Cash and cash equivalents	$15,350	$62,720

Debt
Current	$823	$660
Non-current	796	867
Total debt	$1,619	$1,527
Net cash	$13,731	$61,193
The decrease in cash and cash equivalents and net cash as of June 30, 2025 is primarily due to the Company’s increased share repurchases and capital expenditures, offset by higher operating cash flow cash from operating activities, compared to the prior year.
JOBS Act Accounting Election
We qualify as an EGC pursuant to the provisions of the JOBS Act until, at the latest, our status expires on June 30, 2026. The JOBS Act permits an EGC like us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. We have elected to use the extended transition period until we are no longer an EGC or until we choose to opt out of the extended transition period affirmatively and irrevocably. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements applicable to public companies.
Liquidity and Capital Resources
As of June 30, 2025, our principal sources of liquidity were cash and cash equivalents totaling $15.4 million, cash flows from operations, and the unused availability under our HSBC Credit Facilities (as defined and described in more detail below) of $71.4 million.

As of June 30, 2025, our total indebtedness was $1.6 million, consisting of our finance leases. We were in compliance with all debt covenants as of June 30, 2025. Refer to Note 8, “Debt” in the consolidated financial statements included in this Form 10-K for additional information on our debt.
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

To the extent additional funds are necessary to meet our long-term liquidity needs as we execute on our business strategy, we anticipate that they will be obtained through the utilization of current availability under our HSBC Credit Facilities (as defined and described below), additional indebtedness, additional equity financings or a combination of these potential sources of funds; however, such additional financing may not be available on favorable terms, or at all. If we are unable to raise additional funds when desired, our business, financial condition and results of operations could be adversely affected.

The Board may authorize share repurchases of the Company’s common shares and the Company had multiple share repurchase plans during the fiscal years ended June 30, 2025 and 2024. On May 1, 2025, the Board authorized the Company’s current share repurchase program, which commenced on May 12, 2025, of $15 million in share repurchases for the next twelve months. For the years ended June 30, 2025 and 2024, the Company repurchased 385,510 and 1,322,105 shares, respectively, of its common shares totaling $7.2 million, and $21.7 million, respectively. All repurchases under these programs were funded with our existing cash balance.
The following discussion highlights our cash flow activities during the last two fiscal years.

	Year ended June 30,
($000s)	2025	2024
Net cash inflow / (outflow) from
Operating activities	$45,668	$35,900
Investing activities	(18,375)	(8,855)
Financing activities	(74,660)	(21,733)
Effects of exchange rate difference on cash and cash equivalents	(3)	(21)
Net (decrease) / increase in cash and cash equivalents	$(47,370)	$5,291
Cash and cash equivalents at beginning of the period	62,720	57,429
Cash and cash equivalents at the end of the period	$15,350	$62,720
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

As of June 30, 2025, we had cash and cash equivalents of $15.4 million, including $12.0 million located outside of the United States, and $2.7 million that is subject to certain local regulations on repatriation. As of June 30, 2024, we had cash and cash equivalents of $62.7 million, including $5.1 million located outside of the United States, and $2.5 million that is subject to certain local regulations on repatriation. The decrease in our cash position as of June 30, 2025 is primarily due to the Company’s increased expenditures on share repurchases and capital expenditures, partially offset by higher operating cash flow cash from operating activities, compared to the prior year.
Cash Flows from Operating Activities
Net cash inflow from operating activities during the fiscal year ended June 30, 2025 was $45.7 million compared to $35.9 million during the fiscal year ended June 30, 2024. The increase was primarily driven by an increase in our revenues driving improved profitability and a lower use of working capital.

Cash Flows from Investing Activities

During the year ended June 30, 2025, we incurred expenditures of $18.4 million on investing activities primarily driven by expansions in our offshore regions to meet demand and purchases of IT and telecommunications equipment.
During the year ended June 30, 2024, we had expenditures of $8.9 million on investing activities primarily related to purchases of IT and telecommunications equipment, and capacity expansion in Pakistan.
Cash Flows from Financing Activities
During the year ended June 30, 2025, we expended a total of $74.7 million on financing activities, of which $78.0 million related to purchases our common shares, offset by $4.3 million in stock option proceeds.
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
PNC Credit Facility
In November 2013, the Company’s subsidiary, Ibex Global Solutions, Inc. entered into an agreement, as amended, with PNC Bank, National Association (“PNC”), for a revolving credit facility (“PNC Credit Facility”). The PNC Credit Facility provided a maximum revolving advance amount of $80 million. The PNC Credit Facility was terminated and repaid in full on October 29, 2024, and replaced by the HSBC Credit Facilities (as defined below). In connection with the termination of the PNC Credit Facility, the Company recognized a loss on extinguishment of $0.2 million during the year ended June 30, 2025.

HSBC Credit Facilities

U.S. Credit Agreement
On the Effective Date, the Company's subsidiaries, Ibex Global Solutions, Inc. ("Ibex US") and Digital Globe Services, LLC, as borrowers, together with the Company and Ibex Global Limited, as guarantors, and the other loan parties and guarantor parties party thereto from time to time, entered into a credit agreement with HSBC Bank USA, National Association ("HSBC U.S.") (the “U.S. Credit Agreement”), which provides for a $25 million secured revolving credit facility (the “U.S. Credit Facility”). The U.S. Credit Facility matures on the earlier of October 29, 2027 and the termination or maturity of the obligations under the UAE Credit Agreement (as defined and described below).

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

UAE Credit Agreement

On the Effective Date, the Company's subsidiary, Ibex Global FZ-LLC (the “UAE Company”) entered into: (i) a revolving loan agreement (committed) together with (ii) a facility offer letter (“FOL”); (iii) a general terms and conditions applicable to corporate banking credit facilities; and (iv) a letter of deviation (collectively, the “UAE Credit Agreement”), in each case, with HSBC Bank Middle East Limited ("HSBC UAE”). The UAE Credit Agreement provides for a committed $50 million post shipment seller revolving loan credit facility (the “UAE

Loan Facility”) and a $50,000 credit card facility (the “Commercial Card Facility” and collectively with the UAE Loan Facility, the “UAE Facilities”). The final repayment date for the UAE Credit Agreement is two years from the Effective Date. The UAE Loan Facility is secured by the accounts receivable of the UAE Company and an irrevocable and unconditional guarantee provided by the Company in favor of HSBC UAE with respect to all monies and liabilities owing or incurred by the UAE Company to or in favor of HSBC UAE.

On May 22, 2025, the FOL was amended to add an additional $119,809 to the UAE Facilities for bid and performance bond guarantees issued by HSBC UAE (“Bond Guarantees”). The Bond Guarantees are secured by cash collateral provided by the UAE Company.

Borrowings under the UAE Loan Facility bear interest at a per annum rate equal to 3-month term SOFR plus 2%. The Commercial Card Facility is subject to HSBC UAE’s standard commercial card terms and conditions. The Bond Guarantees are subject to HSBC UAE’s standard terms and conditions.

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
As of June 30, 2025, the Company did not have any outstanding balances on the HSBC Credit Facilities.

In connection with the HSBC Credit Facilities, the Company deferred debt issuance costs of $0.9 million, which are included in other current assets and other non-current assets in the consolidated balance sheets as of June 30, 2025.
Contractual obligations
As of June 30, 2025, we have no material off-balance sheet transactions and we are not a guarantor of any other entities’ debt or other financial obligations. For further discussion of contractual obligations, such as debt, leases, and purchase obligations, refer to our audited consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data.”

The following table summarizes our contractual obligations as of June 30, 2025:

	Payments Due by Period
	Total	Within 12 months	13 months and after
Finance lease obligations	$1,619	$823	$796
Operating lease obligations	68,136	14,332	53,804
Purchase obligations	15,926	9,348	6,578
Total	$85,681	$24,503	$61,178
Purchase obligations

Purchase obligations mainly relate to long term telecommunications contracts and enterprise cloud solutions for the continuing operation of our business.

Future capital requirements

We expect capital expenditures in fiscal year 2026 to be between 3.0% and 4.0% of revenue. Because we have heavily invested in capacity expansion and growth over the last few years, we are expecting approximately 50% of fiscal year 2026 capital expenditures will be directed to additional growth in the business while 50% will be directed towards maintenance of existing assets.

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
The Company’s significant accounting policies are discussed in Note 1, “Overview and Summary of Significant Accounting Policies” in the consolidated financial statements included in this Form 10-K and should be reviewed in connection with the following discussion.
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
Warrant to purchase common shares
The Company accounts for a warrant to purchase its common shares as an equity instrument in accordance with the provisions of Accounting Standards Update (“ASU”) No. 2019-08, Compensation – Stock Compensation (Topic 718) and ASC 606, Revenue from Contracts with Customers, which requires entities to measure and classify stock-based payment awards granted to a customer by applying the guidance under Topic 718, as of January 1, 2019.

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

At each reporting period, the Company assesses the likelihood of additional vesting in accordance with service or performance conditions included in the warrant terms. The Company adjusts its estimates for additional contra-revenue when it is probable that additional shares will vest. The timing of any additional estimated vesting and the related fair value at the time of the change in estimate could have a material impact on the transaction price and therefore revenue recorded related to the Amazon contract. The vesting period ended June 30, 2024.

Stock-based compensation plans
The Company accounts for its stock-based awards in accordance with provisions of ASC 718, Compensation - Stock Compensation. For equity-classified awards, total compensation cost is based on the grant date fair value. For liability-classified awards, total compensation cost is based on the fair value of the award on the date the award is granted and is subsequently re-measured at each reporting date until settlement.
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

The Company has certain restricted stock units with service and market conditions (“TSR Awards”) and calculates the fair value of these awards using a Monte Carlo model. The assumptions used in our Monte Carlo model are (1) remaining performance period based on the remaining period at time of the grant, (2) the risk-free interest rate which is based on the U.S. Treasury yield curve, (3) expected volatility based on the historical stock price volatility of the Company with a look back period commensurate with a term of the award, and (4) an expected dividend yield based on our anticipated future dividends on our common stock (currently estimated at zero).

Changes in any of the estimates mentioned above could have a material impact on the stock-based compensation expense recorded in any period.
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

Public Law No: 119-21, the One Big Beautiful Bill Act (the “Act”) was signed on July 4, 2025, which marks the date of enactment for the tax provisions included in the Act. The Company is evaluating the impact of this enactment.
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
The following table summarizes the relative strengthening / (weakening) of the U.S. dollar against the local currencies that are most relevant to our business:

	June 30,
Currency	2025	2024	2023
Philippine Peso	(4.3)%	6.2%	0.5%
Jamaican Dollar	2.2%	1.5%	1.2%
Pakistani Rupee	1.9%	(2.7)%	39.6%
To mitigate foreign exchange fluctuations on the PHP we hedge a portion of our Philippine operating costs. While our hedging strategy can protect us from short term risks related to foreign currency movements, an overall strengthening of the PHP would adversely impact margins over the long term.

Based upon our level of operations during the year ended June 30, 2025, a 10% appreciation/depreciation in the PHP against the U.S. dollar would have increased or decreased our expenses incurred and paid in PHP by approximately $14.1 million or $11.6 million, respectively, for the year ended June 30, 2025. Based upon our level of operations during the year ended June 30, 2025, a 10% appreciation/depreciation in the Jamaican Dollar against the U.S. dollar would have increased or decreased our expenses incurred and paid in Jamaican Dollar by approximately $5.0 million or $4.1 million, respectively, for the year ended June 30, 2025. Based upon our level of operations during the year ended June 30, 2025, a 10% appreciation/depreciation in the Pakistani Rupee against the U.S. dollar would have increased or decreased our expenses incurred and paid in Pakistani Rupee by approximately $4.4 million or $3.6 million, respectively, for the year ended June 30, 2025.

To mitigate against credit and default risk, we only enter into derivative contracts and other financial instruments with investment grade financial institutions and our derivative valuations reflect the creditworthiness of our counterparties. As of the date of this Form 10-K, we have not experienced, nor do we anticipate experiencing, any counterparty defaults.
Refer to Note 7, “Derivatives” in the consolidated financial statements included in this Form 10-K for additional information on our foreign currency hedging program.
Interest rate risk
As of June 30, 2025, the Company’s exposure to interest rate risk related primarily to the HSBC Credit Facilities. Borrowings under the U.S. Credit Facility bears interest at a per annum rate equal to term SOFR plus 2%, or equal to alternate base rate plus 1%. Borrowings under the UAE Loan Facility bears interest at a per annum rate equal to 3-month term SOFR plus 2%. As of June 30, 2025, the Company did not have any outstanding balances on the HSBC Credit Facilities. Accordingly, a hypothetical 10% increase or decrease in SOFR would not cause a material increase or decrease in our interest expense over the next 12 months.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
IBEX LIMITED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of IBEX Limited

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of IBEX Limited and subsidiaries (the "Company") as of June 30, 2025 and 2024, the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows, for each of the three years in the period ended June 30, 2025, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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
September 11, 2025

We have served as the Company's auditor since 2021.

IBEX LIMITED AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except share data)

	June 30, 2025	June 30, 2024
Assets
Current assets
Cash and cash equivalents	$15,350	$62,720
Accounts receivable, net of allowance of $232 and $72	117,136	98,366
Prepaid expenses	9,443	7,712
Due from related parties	40	192
Tax advances and receivables	1,522	9,080
Other current assets	2,128	1,888
Total current assets	145,619	179,958

Non-current assets
Property and equipment, net	32,563	29,862
Operating lease assets	62,276	59,145
Goodwill	11,832	11,832
Deferred tax asset, net	7,163	4,285
Other non-current assets	13,762	8,822
Total non-current assets	127,596	113,946
Total assets	$273,215	$293,904

Liabilities and stockholders' equity
Current liabilities
Accounts payable and accrued liabilities	$18,692	$16,719
Accrued payroll and employee-related liabilities	38,588	30,674
Current deferred revenue	5,498	4,749
Current operating lease liabilities	14,332	12,051
Current debt	823	660
Due to related parties	22	60
Income taxes payable	1,986	6,083
Total current liabilities	79,941	70,996

Non-current liabilities
Non-current deferred revenue	1,130	1,128
Non-current operating lease liabilities	53,804	53,441
Long-term debt	796	867
Other non-current liabilities	3,235	1,673
Total non-current liabilities	58,965	57,109
Total liabilities	138,906	128,105

Commitments (Note 9)

Stockholders' equity
Common stock: par value $0.0001, 108,057,967 shares authorized, 13,357,990 and 17,017,476 shares outstanding as of June 30, 2025 and 2024, respectively	1	2
Additional paid-in capital	218,241	210,200
Treasury stock at cost: 5,515,403 and 1,567,552 shares as of June 30, 2025 and 2024, respectively	(103,338)	(25,367)
Accumulated other comprehensive loss	(6,336)	(7,913)
Retained earnings / (deficit)	25,741	(11,123)
Total stockholders' equity	134,309	165,799
Total liabilities and stockholders' equity	$273,215	$293,904
See accompanying notes to consolidated financial statements.

IBEX LIMITED AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(in thousands, except share data)

	Year Ended June 30,
	2025	2024	2023
Revenue	$558,273	$508,569	$523,118

Cost of services (exclusive of depreciation and amortization presented separately below)	385,692	356,536	374,992
Selling, general and administrative	108,738	93,143	88,663
Depreciation and amortization	17,232	19,461	18,985
Total operating expenses	511,662	469,140	482,640
Income from operations	46,611	39,429	40,478

Interest income	955	2,071	640
Interest expense	(1,634)	(514)	(792)
Income before income taxes	45,932	40,986	40,326

Provision for income tax expense	(9,068)	(7,331)	(8,744)
Net income	$36,864	$33,655	$31,582

Other comprehensive income
Foreign currency translation adjustments	$1,114	$(1,623)	$(2,234)
Unrealized gain / (loss) on cash flow hedging instruments, net of tax	775	(111)	515
Actuarial (loss) / gain on defined benefit plan	(312)	133	(31)
Total other comprehensive income / (loss)	1,577	(1,601)	(1,750)
Total comprehensive income	$38,441	$32,054	$29,832

Net income per share
Basic	$2.51	$1.90	$1.74
Diluted	$2.36	$1.84	$1.67

Weighted average common shares outstanding
Basic	14,678	17,704	18,200
Diluted	15,725	18,255	18,893
See accompanying notes to consolidated financial statements.

IBEX LIMITED AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
(in thousands)

	Common shares		Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income / (Loss)	Retained Earnings / (Deficit)	Total Stockholders' Equity
	Shares	Amount	Amount
Balance, June 30, 2022	18,247	$2	$(3,406)	$197,785	$(4,562)	$(76,360)	$113,459
Net income for the period ended June 30, 2023	—	—	—	—	—	31,582	31,582
Foreign currency translation adjustment	—	—	—	—	(2,234)	—	(2,234)
Changes in fair value of cash flow hedges	—	—	—	—	515	—	515
Purchase of treasury shares	(18)	—	(276)	—	—	—	(276)
Changes in defined benefit plan	—	—	—	—	(31)	—	(31)
Forfeiture of restricted common shares	(72)	—	—	—	—	—	—
Provision for common stock warrants	—	—	—	1,090	—	—	1,090
Issue of common shares related to option issuances	123	—	—	2,053	—	—	2,053
Stock based compensation expense	—	—	—	3,806	—	—	3,806
Balance, June 30, 2023	18,280	$2	$(3,682)	$204,734	$(6,312)	$(44,778)	$149,964
Net income for the period ended June 30, 2024	—	—	—	—	—	33,655	33,655
Foreign currency translation adjustment	—	—	—	—	(1,623)	—	(1,623)
Changes in fair value of cash flow hedges	—	—	—	—	(111)	—	(111)
Purchase of treasury shares	(1,322)	—	(21,685)	—	—	—	(21,685)
Changes in defined benefit plan	—	—	—	—	133	—	133
Provision for common stock warrants	—	—	—	1,183	—	—	1,183
Issue of common shares related to option issuances	59	—	—	366	—	—	366
Stock based compensation expense	—	—	—	3,917	—	—	3,917
Balance, June 30, 2024	17,017	$2	$(25,367)	$210,200	$(7,913)	$(11,123)	$165,799
Net income for the period ended June 30, 2025	—	—	—	—	—	36,864	36,864
Foreign currency translation adjustment	—	—	—	—	1,114	—	1,114
Changes in fair value of cash flow hedges	—	—	—	—	775	—	775
Purchase of treasury shares	(3,948)	(1)	(77,971)	—	—	—	(77,972)
Changes in defined benefit plan	—	—	—	—	(312)	—	(312)
Issue of common shares related to option issuances	289	—	—	4,307	—	—	4,307
Stock based compensation expense	—	—	—	3,734	—	—	3,734
Balance, June 30, 2025	13,358	$1	$(103,338)	$218,241	$(6,336)	$25,741	$134,309

See accompanying notes to consolidated financial statements.

IBEX LIMITED AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended June 30,
	2025	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$36,864	$33,655	$31,582
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,232	19,461	18,985
Noncash lease expense	13,378	13,205	14,456
Warrant contra revenue	—	1,183	1,090
Deferred income tax	(2,877)	344	4,529
Stock-based compensation expense	5,432	3,765	4,606
Allowance of expected credit losses	514	33	295
Impairment losses	1,429	1,532	—
Loss on lease terminations	—	—	251
Gain on sale of subsidiaries	—	—	(246)
Change in assets and liabilities:
Increase in accounts receivable	(19,262)	(12,068)	(12,297)
Decrease / (increase) in prepaid expenses and other current assets	361	(7,517)	1,467
Increase / (decrease) in accounts payable and accrued liabilities	6,248	(2,246)	(3,753)
Increase / (decrease) in deferred revenue	752	(1,919)	(4,797)
Decrease in operating lease liabilities	(14,403)	(13,528)	(14,309)
Net cash inflow from operating activities	45,668	35,900	41,859

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(18,375)	(8,855)	(18,952)
Cash outflow from sale of subsidiaries, net of cash received	—	—	(85)
Net cash outflow from investing activities	(18,375)	(8,855)	(19,037)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from line of credit	82,710	238	43,448
Repayments of line of credit	(82,710)	(291)	(54,597)
Repayment of debt	—	—	(3,795)
Proceeds from the exercise of options	4,307	366	2,053
Principal payments on finance leases	(953)	(490)	(447)
Purchase of treasury shares	(78,014)	(21,556)	(276)
Net cash outflow from financing activities	(74,660)	(21,733)	(13,614)
Effects of exchange rate difference on cash and cash equivalents	(3)	(21)	(610)
Net (decrease) / increase in cash and cash equivalents	(47,370)	5,291	8,598
Cash and cash equivalents at beginning of the year	62,720	57,429	48,831
Cash and cash equivalents at end of the year	$15,350	$62,720	$57,429

Supplemental cash flow disclosures
Cash paid for interest	$1,634	$514	$152
Cash paid for income taxes	$11,952	$7,688	$4,283

Supplemental non-cash disclosures
Change in accounts payable related to fixed assets	$384	$(548)	$(621)
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
The Company is an end-to-end provider of technology-enabled customer lifecycle experience (“CLX”) solutions. Through the Company’s integrated CLX platform, a comprehensive portfolio of solutions is offered to optimize customer acquisition, engagement, expansion and experience for clients. The Company leverages sophisticated technology and proprietary analytics, in combination with its global footprint and business process outsourcing expertise, to protect and enhance clients’ brands. The Company manages interactions with consumers on behalf of clients through an omni-channel approach, using voice, web, chat and email.
Our Connect business lies at the core of our offerings and generates the majority of the Company’s revenue. This business unit delivers differentiated customer service (assisting our clients’ customers with information about our clients and their products or services), technical support (providing specialized teams to provide information, assistance and technical guidance to our clients’ customers on a specific product or service), revenue generation (upselling and cross selling) and other value-added outsourced back office services (finance and accounting, marketing support, sales operations, and human resources administration) to our clients. We deploy these capabilities through a true omni-channel customer experience (“CX”) model, which integrates voice, email, chat, SMS, social media and other communication applications.

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
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of presentation and principles of consolidation
The Company’s consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for the fiscal years ended June 30, 2025, 2024, and 2023 and include the financial results of all wholly-owned subsidiaries. When the Company does not have majority ownership in an entity but exerts significant influence over that entity, the Company accounts for the entity under the equity method of accounting. All intercompany balances and transactions have been eliminated in consolidation.

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

Use of estimates
The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. Significant items subject to such estimates and assumptions include useful lives for property and equipment; impairment of long-lived assets, operating lease assets and liabilities, goodwill, and other intangible assets; allowance for credit losses; valuation allowances for deferred tax assets and other receivables; fair value of stock-based compensation, warrants, and derivatives, and legal provisions. The Company bases its estimates on historical experience and other assumptions it believes are reasonable, including the use of outside experts as necessary, and updates these estimates on an ongoing basis and as new events occur, more experience is acquired and/or more information is obtained. Actual results could differ materially from these estimates.
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

There were no impairment losses recognized during the years ended June 30, 2025 or 2023. We recognized impairment losses of $1.3 million related to certain assets at two of our delivery locations during the year ended June 30, 2024, which was included in selling, general and administrative expense in the consolidated statements of comprehensive income.
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

There were no impairment losses recognized during the years ended June 30, 2025 or 2023. We recognized impairment losses of $0.3 million related to one of our operating leases during the year ended June 30, 2024, which was included in selling, general and administrative expense in the consolidated statements of comprehensive income.
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

No impairments were recorded during the years ended June 30, 2025, 2024 or 2023.
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

During the year ended June 30, 2025, we determined that the estimated fair value of one of our trademarks no longer exceeded its carrying value. Accordingly, we recognized an impairment loss of $0.3 million during the year ended June 30, 2025, which is included in selling, general and administrative expense in the consolidated statements of comprehensive income. No impairments were recorded during the years ended June 30, 2024 or 2023.

Other intangible assets are included in other non-current assets on the consolidated balance sheets.
Derivatives
The Company accounts for financial derivative instruments under ASC 815, Derivatives and Hedging. The Company generally utilizes options with expirations up to 18 months or less to reduce its foreign currency exposure due to exchange rate fluctuations on forecasted operating cash flows denominated in non-functional foreign currencies. In using derivative financial instruments to hedge these exposures, the Company exposes itself to counterparty credit risk.
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
For cash flow hedges, the entire change in the fair value of the hedging instrument included in the assessment of hedge effectiveness is reported in AOCI until the hedged transaction affects earnings. At that time, this amount is reclassified from AOCI and recognized within cost of services or selling, general and administrative expenses, or interest expense, as applicable.
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
For the years ending June 30, 2025, 2024, and 2023, the Company incurred plan expenses of $1.6 million, $1.4 million, and $1.2 million, respectively, which is recorded in selling, general and administrative expenses.
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
As of June 30, 2025 and 2024, defined benefit obligations of $2.0 million and $1.3 million, respectively, were included in other non-current liabilities in the consolidated balance sheets, and amounts recognized in net income for the years ended June 30, 2025, 2024, and 2023 were $0.3 million, $0.3 million, and $0.4 million, respectively.

Stock-based compensation plans
The Company accounts for its stock-based awards in accordance with provisions of ASC 718, Compensation - Stock Compensation. The Company calculates the fair value of option awards using the Black-Scholes model. The Company has certain restricted stock units with service and market conditions (the TSR Awards) and calculates the fair value of these awards using a Monte Carlo model. For equity-classified awards, total compensation cost is based on the grant date fair value. For liability-classified awards, total compensation cost is based on the fair value of the award on the date the award is granted and is subsequently re-measured at each reporting date until settlement.
The Company recognizes stock-based compensation expense over the requisite vesting period using a graded vesting model. Awards to employees and directors may contain service, performance and/or market vesting conditions. For unvested awards with performance conditions, the Company assesses the probability of attaining the performance conditions at each reporting period. Awards that are deemed probable of attainment are recognized in expense over the requisite service period. The Company accounts for forfeitures as they occur.
Warrant to purchase common shares
The Company accounts for a warrant to purchase its common shares as an equity instrument in accordance with the provisions of ASU No. 2019-08, Compensation – Stock Compensation (Topic 718) and ASC 606, which requires entities to measure and classify stock-based payment awards granted to a customer by applying the guidance under Topic 718, as of January 1, 2019. On the grant date, the Company measured the warrant using a Black-Scholes option pricing model. There was no immediate vesting upon execution of the warrant. Contra-revenue and equity are recorded as revenue is recognized. The Company has elected a policy to estimate forfeitures for non-employee equity grants. At each reporting period, the Company assesses the likelihood of additional vesting in accordance with service or performance conditions included in the warrant terms. The vesting period ended June 30, 2024.
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

Share repurchase programs
The Company’s board of directors (the “Board”) may authorize share repurchases of the Company’s common shares. Purchases made pursuant to these authorizations may be carried out through open market transactions, negotiated purchases or otherwise, at times and in such amounts as the Company deems appropriate. Shares repurchased under such authorizations are held in treasury for general corporate purposes, including issuances under various employee stock-based award plans. When Company shares are repurchased, the amount of the consideration paid (including directly attributable costs, net of any tax effects) is recognized as a deduction of additional paid in capital. Repurchased shares are classified as treasury shares and are presented as a deduction from total equity. When treasury shares are subsequently sold or reissued, the amount received is recognized as an increase in additional paid in capital, and any resulting surplus or deficit on the transaction is reclassified to accumulated deficit.

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

The Company's primary risk of involvement with Safeguard is the loss of its investment and certain obligations that may be due in the event of early termination of the contract. The Company’s investment, which is considered its maximum exposure to loss, of $1.6 million at June 30, 2025 is included in prepaid expenses and other non-current assets in the consolidated balance sheets. As of June 30, 2025, the Company also had a refundable lease deposit of $0.4 million and accrued expenses of $0.3 million for services received during the fiscal year, which are included in other non-current assets and accounts payable and accrued liabilities, respectively, in the consolidated balance sheets. Amounts related to early termination of the contract cannot be reasonably estimated as of June 30, 2025. The Company believes that the possibility of a loss is remote. For the fiscal year ended June 30, 2025, the Company did not provide any financial support to Safeguard other than its contractual commitments.

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

The Company capitalized $1.2 million and $3.5 million during the years ended June 30, 2025 and 2024, respectively.
Other post-employment benefits

During the year ended June 30, 2025, the Company incurred approximately $0.6 million in severance costs for certain positions that it considered redundant, which are primarily recorded in selling, general and administrative expense in the consolidated statements of comprehensive income. During the year ended June 30, 2024, the Company incurred approximately $1.6 million in severance costs, of which $1.4 million is recorded in selling, general and administrative expense and $0.2 million is recorded in cost of services in the consolidated statements of comprehensive income. As of June 30, 2025 and 2024, the Company had accrued $0.6 million and $0.8 million, respectively, of these costs, which are included in accrued payroll and employee-related liabilities in the consolidated balance sheets.
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
Recently Issued Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which modifies the rules on income tax disclosures to require entities to disclose (1) specific categories in the rate reconciliation, (2) the income or loss from continuing operations before income tax expense or benefit (separated between domestic and foreign), and (3) the income tax expense or benefit from continuing operations (separated by federal, state and foreign). This update also requires entities to disclose their income tax payments to international, federal, state and local jurisdictions, among other changes. The amendments in ASU No. 2023-09 are effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. We expect the adoption of this guidance will modify our disclosures, but we do not expect the ASU will have a material impact on our consolidated financial statements.

In March 2024, the SEC issued its final climate disclosure rules, which require the disclosure of climate-related information in annual reports and registration statements. The rules require disclosure in the audited financial statements of certain effects of severe weather events and other natural conditions above certain financial thresholds, as well as amounts related to carbon offsets and renewable energy credits or certificates, if material. Disclosure requirements will begin phasing in for fiscal years beginning on or after January 1, 2025. On April 4, 2024, the SEC determined to voluntarily stay the final rules pending certain legal challenges. On March 27, 2025, the SEC voted to end its defense of the climate disclosure rules, and on April 24, 205, the U.S. Eighth Circuit Court of Appeals ordered the litigation to be held in abeyance and directed the SEC to indicate within 90 days whether the SEC will reconsider or review the climate disclosure rules. On July 23, 2025, the SEC filed a status report with the court, requesting it to terminate the abeyance and resolve the merits of the challenge to the climate disclosure rules. We continue to monitor for any updates and evaluate the impact of the new rules on the disclosures to our consolidated financial statements.

Recently adopted accounting pronouncements

In November 2023, FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. In addition, the amendments enhance interim disclosure requirements, clarify segment disclosure requirements for entities with a single reportable segment, and contain other disclosure requirements. The Company adopted ASU 2023-07 for the fiscal year ended June 30, 2025, with retrospective application to all periods presented in these financial statements. See Note 18, “Segment Information.”

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

The Company generated its revenue from clients based in the United States and other countries as shown below:

	Year Ended June 30,
($000s)	2025	2024	2023
Revenue
United States	$537,781	$493,015	$509,170
Other countries	20,492	15,554	13,948
Total	$558,273	$508,569	$523,118

The following table presents the breakdown of the Company’s revenues by geographical location, based on where the services are provided for the years ended:

	Year Ended June 30,
($000s)	2025	2024	2023
Revenue
Onshore (United States)	$136,020	$120,153	$145,401
Offshore (Philippines, Pakistan, India)	282,289	244,825	221,913
Nearshore (Jamaica, Nicaragua, Honduras)	139,964	143,591	155,804
Total	$558,273	$508,569	$523,118
The following table presents the breakdown of the Company’s revenue by pattern of revenue recognition for the years ended:

	Year Ended June 30,
($000s)	2025	2024	2023
Pattern of Revenue recognition
Services transferred over time	$509,942	$477,663	$489,942
Services transferred at a point in time	48,331	30,906	33,176
	$558,273	$508,569	$523,118
The movement in deferred revenue was as follows:

($000s)	June 30, 2025	June 30, 2024
Beginning balance	$5,877	$7,796
Revenue recognized	(7,294)	(8,509)
Revenue deferred	8,045	6,590
Ending balance	$6,628	$5,877

3.    ACCOUNTS RECEIVABLE AND SIGNIFICANT CLIENT
Accounts receivable, net in the accompanying consolidated balance sheets consists of the following:

($000s)	June 30, 2025	June 30, 2024
Accounts receivable	$117,368	$98,438
Less: Allowance for credit losses	(232)	(72)
Accounts receivable, net	$117,136	$98,366
The Company will write-off accounts receivable against the allowance when it determines a balance is uncollectible.
Activity in the Company’s allowance for credit losses consists of the following:

($000s)	June 30, 2025	June 30, 2024
Beginning balance	$72	$120
Provision for credit losses	535	93
Reversal of provision for credit losses	(21)	(60)
Uncollectible receivables written off	(354)	(87)
Effect of foreign exchange	—	6
Ending balance	$232	$72
Significant Client
During the years ended June 30, 2025 and 2024, the Company had one client that contributed approximately 11% and 12% of total revenue, respectively. As of June 30, 2025 and 2024, the accounts receivable from this client was $9.2 million and $13.6 million, respectively.
To limit the Company’s credit risk with its clients, management regularly monitors the aging of customer receivables, maintains allowances for credit losses and may require prepayment for services from certain clients. Based on currently available information, management does not believe significant credit risk exists as of June 30, 2025.
4.PROPERTY AND EQUIPMENT, NET
Property and equipment consists of the following:

($000s)	June 30, 2025	June 30, 2024
Leasehold improvements	$37,722	$34,421
Furniture & fixtures	33,589	28,842
Computer equipment	87,389	76,283
Software	22,387	21,359
Vehicles	3,534	2,826
Assets under construction	1,818	1,705
Property and equipment, gross	$186,439	$165,436
Less: Accumulated depreciation	(153,876)	(135,574)
Property and equipment, net	$32,563	$29,862

The following table presents the Company’s total property and equipment, net by geographic location:

($000s)	June 30, 2025	June 30, 2024
United States	$4,954	$5,920
Philippines	9,166	5,667
Pakistan	9,820	6,739
Jamaica	5,452	8,659
Other countries	3,171	2,877
Total	$32,563	$29,862
Depreciation expense, which includes depreciation expense for finance lease assets, for the Company was $17.2 million, $19.5 million, and $19.0 million for the years ended June 30, 2025, 2024, and 2023, respectively.
5.LEASES
The Company has operating lease obligations primarily for its delivery centers and finance lease obligations primarily for vehicles and other equipment. Leases typically have initial terms of two to 15 years, and may include renewal options if the Company is reasonably certain to exercise such options.
The components of lease cost are as follows:

	Year Ended June 30,
($000s)	2025	2024	2023
Operating lease cost:
Operating lease cost	$19,793	$19,753	$21,614
Variable lease cost	3,015	2,949	4,127
Short-term lease cost	583	211	—
Total operating lease cost	$23,391	$22,913	$25,741

Finance lease cost:
Amortization of right of use assets	$963	$653	$446
Interest on lease liabilities	313	235	143
Total finance lease cost	$1,276	$888	$589
The following table presents supplemental balance sheet information related to leases:

($000s)	June 30, 2025	June 30, 2024
Operating lease assets	$62,276	$59,145

Operating lease liabilities, current	$14,332	$12,051
Operating lease liabilities, non-current	53,804	53,441
Total operating lease liabilities	$68,136	$65,492

Finance lease assets, net	$1,776	$1,697

Finance lease liabilities, current	$823	$660
Finance lease liabilities, non-current	796	867
Total finance lease liabilities	$1,619	$1,527

The following table presents supplemental cash flow information related to leases:

	Year Ended June 30,
($000s)	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities	$14,403	$13,528	$14,309
Operating cash flows paid for interest portion of finance leases	$313	$235	$143
Financing cash flows paid for principal portion of finance leases	$953	$490	$447
The following table presents supplemental noncash information related to leases:

($000s)	June 30, 2025	June 30, 2024
Right-of-use assets obtained in exchange for lease obligations
Operating leases	$23,901	$6,069
Finance leases	$918	$1,040
Reduction due to reassessment of lease renewal options
Right-of-use assets	$(2,426)	$(3,656)
Operating lease liabilities	$(2,426)	$(3,689)
During the year ended June 30, 2025, the Company entered into four significant lease agreements and four significant renewals resulting in noncash operating lease additions of $7.9 million and $14.8 million, respectively, compared to one significant renewal resulting in noncash operating lease additions of $4.0 million during the year ended June 30, 2024.

	June 30, 2025	June 30, 2024
Weighted average remaining lease term (in years)
Operating leases	4.5	5.1
Finance leases	2.0	2.2

Weighted average discount rate
Operating leases	10.4%	10.5%
Finance leases	19.3%	22.3%
The following table presents the maturities of our lease liabilities as of June 30, 2025:

($000s)	Operating Leases	Finance Leases
Year Ending
2026	$19,827	$1,039
2027	19,250	668
2028	18,301	210
2029	16,067	—
2030	6,969	—
Thereafter	6,968	—
Total undiscounted lease payments	87,383	1,917
Less: liability accretion	(19,247)	(298)
Total lease liabilities	$68,136	$1,619

6.GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
The carrying amount of goodwill at both June 30, 2025 and 2024 was $11.8 million. During the years ended June 30, 2025 and 2024, the Company performed a qualitative assessment and determined that the estimated fair value of the reporting unit exceeded the carrying value, therefore, no impairment charges were recognized.

Other Intangible Assets
During the year ended June 30, 2025, we determined that the estimated fair value of one of our trademarks no longer exceeded its carrying value. Accordingly, we recognized an impairment loss of $0.3 million during the year ended June 30, 2025, which is included in selling, general and administrative expense in the consolidated statements of comprehensive income. There was no impairment recorded during the year ended June 30, 2024.
The carrying amount of indefinite-lived intangible assets (trademarks) at June 30, 2025 and 2024 was $0.4 million and $0.7 million, respectively, and is included in other non-current assets in the consolidated balance sheets.
7.DERIVATIVES
Foreign exchange contracts
From time to time, the Company enters into foreign currency exchange contracts, consisting of offsetting foreign exchange option contracts (“collars”), to mitigate foreign exchange fluctuations on the Philippine Peso (“PHP”) within a certain range and on a certain percentage of its PHP operating costs. The collars are designated as cash flow hedges upon inception, in accordance with ASC 815, in order to match the financial results of the hedges with the forecasted transactions. These contracts cover periods commensurate with the expected exposure, generally one to eighteen months. The Company has not experienced any counterparty defaults.
The following tables show the notional amount and fair value of our foreign exchange cash flow hedging instruments as of June 30, 2025 and 2024:

Settlement date	Hedged currency	Foreign currency rate	Notional amount ($000s)	Fair Value ($000s)
Foreign currency option contracts - assets
July 7, 2025 through September 21, 2026	PHP	55.50 - 60.05	$88,887
Fair value as of June 30, 2024				$—
Fair value as of June 30, 2025				$724

Settlement date	Hedged currency	Foreign currency rate	Notional amount ($000s)	Fair Value ($000s)
Foreign currency option contracts - liabilities
July 7, 2025 through September 21, 2026	PHP	55.50 - 60.05	$88,887
Fair value as of June 30, 2024				$335
Fair value as of June 30, 2025				$—
The fair value of the collars is included in other current assets in the consolidated balance sheets as of June 30, 2025, and in accounts payable and accrued liabilities as of June 30, 2024.
Changes in the fair value of derivatives that are designated and qualify as cash flow hedges are recognized in accumulated other comprehensive income (loss) ("AOCI"). Amounts previously recognized in AOCI are reclassified to cost of services in the periods in which the hedged expenses occur.

Refer to Note 14, "Stockholders' Equity" for further details on the change in fair value of our cash flow hedges and the net gain or loss reclassified to earnings from effective hedges during the years ended June 30, 2025, 2024 and 2023.
8.DEBT
Debt consists of the following:

($000s)	June 30, 2025	June 30, 2024
Debt
Finance leases	$1,619	$1,527
Total debt	$1,619	$1,527
Less: Current debt	(823)	(660)
Total long-term debt	$796	$867
PNC Credit Facility
In November 2013, the Company’s subsidiary, Ibex Global Solutions, Inc. entered into an agreement, as amended, with PNC Bank, National Association (“PNC”), for a revolving credit facility (“PNC Credit Facility”). The PNC Credit Facility provided a maximum revolving advance amount of $80 million. The PNC Credit Facility was terminated and repaid in full on October 29, 2024, and replaced by the HSBC Credit Facilities (as defined and described below). In connection with the termination of the PNC Credit Facility, the Company recognized a loss on extinguishment of $0.2 million during the year ended June 30, 2025, which is included in interest expense in the consolidated statements of comprehensive income, and in cash paid for interest in the consolidated statements of cash flow.
HSBC Credit Facilities

The HSBC Credit Facilities consist of the U.S. Credit Facility and the UAE Facilities (as defined and described below and collectively, the “HSBC Credit Facilities”).

U.S. Credit Agreement
On October 29, 2024 (the "Effective Date"), the Company's subsidiaries, Ibex Global Solutions, Inc. ("Ibex US") and Digital Globe Services, LLC, as borrowers, together with the Company and Ibex Global Limited, as guarantors, and the other loan parties and guarantor parties party thereto from time to time, entered into a credit agreement with HSBC Bank USA, National Association ("HSBC U.S.") (the “U.S. Credit Agreement”), which provides for a $25 million secured revolving credit facility (the “U.S. Credit Facility”). The U.S. Credit Facility matures on the earlier of October 29, 2027 and the termination or maturity of the obligations under the UAE Credit Agreement (as defined below).

Borrowings under the U.S. Credit Facility bear interest at a per annum rate equal to SOFR plus 2%, or equal to alternate base rate plus 1%. The U.S. Credit Facility is secured by substantially all of the assets of Ibex US and its wholly owned subsidiaries and guaranteed by the wholly owned U.S. subsidiaries of Ibex US, with an additional guaranty by the Company and Ibex Global Limited.

UAE Credit Agreement

On the Effective Date, the Company's subsidiary, Ibex Global FZ-LLC (the “UAE Company”) entered into: (i) a revolving loan agreement (committed) together with (ii) a facility offer letter (“FOL”); (iii) a general terms and conditions applicable to corporate banking credit facilities; and (iv) a letter of deviation (collectively, the “UAE Credit Agreement”), in each case, with HSBC Bank Middle East Limited ("HSBC UAE”). The UAE Credit Agreement provides for a committed $50 million post shipment seller revolving loan credit facility (the “UAE Loan Facility”) and a $50,000 credit card facility (the “Commercial Card Facility” and collectively with the UAE Loan Facility, the “UAE Facilities”). The final repayment date for the UAE Credit Agreement is two years from the Effective Date. The UAE Loan Facility is secured by the accounts receivable of the UAE Company and an irrevocable and unconditional guarantee provided by the Company in favor of HSBC UAE with respect to all monies and liabilities owing or incurred by the UAE Company to or in favor of HSBC UAE.

On May 22, 2025, the FOL was amended to add an additional $119,809 to the UAE Facilities for bid and performance bond guarantees issued by HSBC UAE (“Bond Guarantees”). The Bond Guarantees are secured by cash collateral provided by the UAE Company.

Borrowings under the UAE Loan Facility bear interest at a per annum rate equal to 3-month term SOFR plus 2%. The Commercial Card Facility is subject to HSBC UAE’s standard commercial card terms and conditions. The Bond Guarantees are subject to HSBC UAE’s standard commercial terms and conditions.
As of June 30, 2025, the Company did not have any outstanding balances on the HSBC Credit Facilities, and had $71.4 million of borrowing available under the HSBC Credit Facilities based on eligible collateral.

The U.S Credit Agreement and UAE Credit Agreement contain certain financial and non-financial covenants, including, among other things, covenants in respect of a total net leverage ratio, fixed charge coverage ratio, and restrictions on incurring additional debt and liens, making certain restricted payments and investments, engaging in certain transactions with affiliates, and disposal of assets. The Company was in compliance with all debt covenants as of June 30, 2025.

In connection with the HSBC Credit Facilities, the Company deferred debt issuance costs of $0.9 million, which are included in other current assets and other non-current assets in the consolidated balance sheets as of June 30, 2025.
9.COMMITMENTS
As of June 30, 2025, the Company is party to non-cancelable purchase obligations that mainly relate to long term telecommunications contracts and enterprise cloud solutions for the continuing operation of our business. The Company has commitments to pay $9.3 million in the next twelve months and $6.6 million thereafter related to these contracts.
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

The Company did not record any warrant contra revenue during the year ended June 30, 2025, and recorded approximately $1.2 million and $1.1 million during the years ended June 30, 2024 and 2023, respectively.

11.STOCK-BASED COMPENSATION
The following tables summarize the components of stock-based compensation expense recognized in the Company’s consolidated statements of comprehensive income, both by line item and by plan:

	Year ended June 30,
($000s)	2025	2024	2023
Cost of services	$508	$76	$298
Selling, general and administrative	4,924	3,689	4,308
Total stock-based compensation expense	$5,432	$3,765	$4,606

	Year ended June 30,
($000s)	2025	2024	2023
Phantom Stock Plans	$1,698	$(152)	$800
2018 Restricted Share Plan	—	—	(7)
2020 Long Term Incentive Plan	3,734	3,917	3,813
Total stock-based compensation expense	$5,432	$3,765	$4,606

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
The maximum number of phantom stock options available for issuance under the Phantom Stock Plans is 600,000. The Phantom Stock Plans shall continue until the earlier of June 30, 2035 or termination by the Company’s Board pursuant to the terms of the plans.
The following table summarizes the phantom stock option activity for the year ended June 30, 2025:

	Share options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate intrinsic value (thousands)
Outstanding as of June 30, 2024	258,251	$20.68	7.86	$113
Granted	10,400	29.43	9.95	$—
Exercised	(56,239)	20.65	6.06	372
Forfeited / expired	(17,043)	17.84	8.46	$—
Outstanding as of June 30, 2025	195,369	$21.40	7.12	$1,504
Vested and exercisable as of June 30, 2025	124,347	$21.11	6.35	$994
The weighted average fair value of the phantom stock options outstanding as of June 30, 2025, 2024, and 2023 was $14.52, $5.71, and $8.33 respectively. The total pre-tax intrinsic value of the options exercised during the years ended June 30, 2025, 2024, and 2023 was $0.4 million, $0.0 million, and $0.6 million, respectively. The liability for outstanding phantom stock options as of June 30, 2025 and 2024 was $2.3 million and $1.0 million, respectively, and is included in accrued liabilities and other non-current liabilities in the consolidated balance sheets.
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

	Year ended June 30,
	2025	2024	2023
Expected term	1.33 - 6.94 years	1.40 - 6.12 years	1.40 - 6.12 years
Expected volatility	39.43% - 47.77%	36.12% - 37.87%	33.41% - 36.33%
Expected dividend yield	0.00%	0.00%	0.00%
Risk-free interest rate	3.69% - 3.97%	4.33% - 4.90%	4.05% - 4.87%
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
As of June 30, 2025, the unrecognized compensation expense associated with the phantom stock plans is $0.5 million, which will be recognized over the remaining weighted average vesting period of 2.93 years using a graded vesting model.
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

Stock options
The Company periodically grants stock options to employees and members of the Board. These awards are subject to service-based, and in some cases, performance- and market-based vesting conditions and generally vest in monthly, quarterly, or annual installments over two to four years. The stock options typically expire ten years after they are granted.
The following table summarizes the stock option activity for the year ended June 30, 2025:

	Share options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate intrinsic value (thousands)
Outstanding as of June 30, 2024	956,383	$18.31	7.25	$962
Exercised	(271,539)	15.85	5.60	2,579
Forfeited / expired	(37,994)	19.29	6.53	—
Outstanding as of June 30, 2025	646,850	$19.28	6.50	$6,352
Vested and exercisable as of June 30, 2025	454,253	$18.83	5.93	$4,667
There were no options granted during the year ended June 30, 2025. The weighted-average grant-date fair value of options granted during the years ended June 30, 2024 and 2023 were $6.70, and $10.37, respectively. The total pre-tax intrinsic value of the options exercised during the years ended June 30, 2025, 2024, and 2023 was $2.6 million, $0.1 million, and $1.0 million, respectively.

We use the Black-Scholes model to determine the grant-date fair value of the stock options, which was estimated using the following assumptions:

	Year ended June 30,
	2024	2023
Expected term	6.12 years	6.12 years
Expected volatility	35.49% - 35.87%	32.89% - 33.39%
Expected dividend yield	0.00%	0.00%
Risk-free interest rate	4.24% to 4.33%	3.75% to 4.11%
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
Restricted stock units (“RSU”)
The Company periodically grants RSUs which vest based on service conditions over four years.
Performance-based restricted stock units (“PRSU”)
The Company periodically grants PRSUs. PRSUs are subject to service and performance conditions. Performance triggers are based on revenue or EBITDA targets. If such targets are met, awards begin vesting on a three-year schedule. If targets are not met, no shares will vest.

The Company calculated the fair value of the RSU and PRSU awards based on the closing price of the Company’s common shares on the date of grant, and records compensation expense over the vesting period using a graded vesting model. The weighted average grant-date fair value of awards granted during the years ended June 30, 2025 and 2024 was $22.55 and $17.13, respectively. There were no awards granted during the year ended June 30, 2023. The total fair value of RSU and PRSU awards vested during the years ended June 30, 2025, 2024, and 2023 was $0.2 million, $0.3 million and $0.6 million, respectively.

Market- and Service-based restricted stock units (“TSR Awards”)

During the fiscal year ended June 30, 2025, the Company granted 65,054 RSUs that are subject to service and market conditions based upon the Company's Total Shareholder Return ("TSR") as compared with the TSR of a defined set of peer companies. The number of TSR Awards eligible to vest may range from zero to 200% the granted amount depending on the Company’s performance. The TSR Awards will vest equally over three separate performance periods ending on September 30, 2025, September 30, 2026, and September 30, 2027 if the vesting requirements are met.

The Company used a Monte Carlo model to calculate the fair value of the TSR Awards using the following assumptions:

	Weighted average remaining performance period (Years)	Expected volatility	Expected dividend yield	Risk-free interest rate
2025 Awards	1.6	44%	0.00%	4.2% to 4.4%
•Expected dividend yield: zero percent, as we do not anticipate paying dividends on our common shares.

•Expected volatility: Based on the historical stock price volatility of the Company with a look back period commensurate with a term of the award.
•Risk-free interest rate: Based on the U.S. Treasury yield curve in effect at the time of grant.
•Weighted average remaining performance period: Based on remaining performance period at the time of the grant.

The grant-date fair value of the TSR Awards was $26.25 per award.
A summary of the unvested RSU, PRSU, and TSR Awards activity for the year ended June 30, 2025 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested as of June 30, 2024	571,381	$16.35
Granted	231,719	22.55
Vested	(9,375)	19.95
Forfeitures / cancellations / expirations	(30,958)	16.28
Unvested as of June 30, 2025	762,767	$18.19
As of June 30, 2025, there was approximately $6.6 million of total unrecognized compensation expense related to the 2020 LTIP awards, which will be recognized over the remaining weighted average vesting period of 3.75 years.

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
The following is a summary of the Company’s fair value measurements on a recurring basis as of June 30, 2025 and 2024:

As of June 30, 2025	Fair Value Measurements Using
($000s)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash flow hedge - foreign currency collars, net	$—	$724	$—
Total assets	$—	$724	$—

Liabilities
Phantom stock options	$—	$2,341	$—
Total liabilities	$—	$2,341	$—

As of June 30, 2024	Fair Value Measurements Using
($000s)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities
Cash flow hedge - foreign currency collars, net	$—	$335	$—
Phantom stock options	—	1,014	—
Total liabilities	$—	$1,349	$—
These balances are included in other current assets, accounts payable and accrued liabilities, and other non-current liabilities in the consolidated balance sheets.
There were no transfers between the different hierarchy levels in the years ended June 30, 2025 and 2024.
13.INCOME TAXES
Income before income taxes includes the following components:

	Year ended June 30,
($000s)	2025	2024	2023
United States	$24,494	$18,492	$21,938
Foreign	21,438	22,494	18,388
Total	$45,932	$40,986	$40,326

The major components of the provision for income tax expense are as follows:

	Year ended June 30,
($000s)	2025	2024	2023
Current tax expense:
Federal	$7,019	$3,203	$385
State	2,113	1,532	487
Foreign	3,054	2,241	3,467
Total current expense	$12,186	$6,976	$4,339

Deferred tax:
Federal	$(2,735)	$(124)	$4,019
State	(445)	155	843
Foreign	62	324	(457)
Total deferred (benefit) / expense	$(3,118)	$355	$4,405

Provision for income tax expense	$9,068	$7,331	$8,744

The Company’s income tax provision includes the results of the Company’s U.S. operations and its various foreign operations including subsidiaries based in Canada, Jamaica, Nicaragua, Pakistan, Honduras, the Philippines, United Arab Emirates, and Saudi Arabia. Historically, the Company’s Bermuda-based companies have not been subject to income tax as there is no corporate income tax in Bermuda. On December 27, 2023, the Bermuda Corporate Income Tax Act 2023 was passed which provides for a 15% corporate tax rate beginning on or after January 1, 2025 for companies with revenue in excess of 750 million Euros. The Company continues to evaluate the impact of this legislation, but it does not anticipate that it will have a material impact on the Company’s operations.
Differences between U.S. federal statutory income tax rates and our effective tax rates for the years ended June 30, 2025, 2024, and 2023 are as follows:

	Year ended June 30,
	2025	2024	2023

U.S. federal statutory rate	21.0%	21.0%	21.0%
State income taxes, net of federal deduction	3.3%	2.8%	1.4%
Foreign rate differential	(3.2)%	(4.7)%	(5.7)%
Non-deductible expenses / exempt income	0.2%	1.0%	1.2%
Employment and other tax credits	(1.4)%	(1.8)%	(2.9)%
Prior year provision / other items	(0.1)%	0.5%	3.1%
Change in valuation allowance	(0.1)%	(0.9)%	3.6%
Effective tax rate percentage	19.7%	17.9%	21.7%

The effective tax rate was 19.7% and 17.9% for the fiscal years ended June 30, 2025 and 2024, respectively. The increase in the effective tax rate between these periods was primarily attributable to changes in revenue mix across our taxable jurisdictions and discrete items recorded in the prior year.

We have been granted “Tax Holidays” as an incentive to attract foreign investment by the governments of Nicaragua, Pakistan, Honduras, Jamaica, and certain qualifying locations in the Philippines. Generally, a Tax Holiday is an agreement between us and a foreign government under which we receive certain tax benefits in that country. In Nicaragua, we have been granted approval of exemption from income taxes through October 2025, which is expected to be extended for another 10 years upon application. In Pakistan, we have been granted approval for an indefinite exemption from income taxes on all exported IT services. In Honduras, we have been granted approval of exemption from income taxes under the Free Tax Zone Law until 2033. In Jamaica, we have been granted the Special Economic Zone (SEZ) developer status for multiple sites, which provides the Company with various tax incentives under the Jamaica SEZ Act including lower income tax rates. The Tax Holidays for our qualifying Philippines facilities expire at staggered dates through 2031.

Our Tax Holidays could be eliminated if there are future changes in our operations or the governmental authorities approve legislation to modify the Tax Holidays in the various taxing jurisdictions. The aggregate reduction in income tax expense due to the above Tax Holidays was $5.7 million, $5.4 million, and $3.4 million for the years ended June 30, 2025, 2024, and 2023, respectively. The aggregate reduction in income tax expense per diluted share was $0.36, $0.29, and $0.18 for the years ended June 30, 2025, 2024, and 2023, respectively.

Significant components of deferred tax assets and liabilities included in the consolidated balance sheets are as follows:

($000s)	June 30, 2025	June 30, 2024
Deferred tax assets
Provision for employee benefits and other expenses	4,201	1,724
Section 174 research and development capitalization	1,630	1,116
Net operating losses	1,878	1,879
Property and equipment, net	1,337	687
Lease liability (right of use assets)	3,767	5,048
Net unrealized loss on hedging	(182)	103
Total deferred tax assets	$12,631	$10,557
Valuation allowance	(1,162)	(1,127)
Total deferred tax assets, net of valuation allowance	$11,469	$9,430

Deferred tax liabilities
Right of use assets	(3,199)	(3,957)
Intangible assets	(1,107)	(1,178)
Other liability	—	(10)
Total deferred tax liabilities	$(4,306)	$(5,145)

Net deferred tax assets and liabilities	$7,163	$4,285
The Company had no U.S. gross federal net operating loss carry forwards as of June 30, 2025 and 2024, respectively, and gross state net operating loss carry forwards of approximately $11.3 million and $12.4 million as of June 30, 2025 and 2024, respectively, which may be available to offset state income tax liabilities in the future. The state net operating losses will expire based on each state’s income tax laws. The Company’s Canadian subsidiary had net operating loss carry forwards of $2.1 million as of June 30, 2025 and 2024, respectively, which will begin to expire in 2028. The Company’s UK and European subsidiaries had net operating loss carry forwards of $2.4 million and $2.2 million as of June 30, 2025 and 2024, respectively, which can be carried forward indefinitely. These amounts are estimated amounts for the year ended June 30, 2025, and based on the income tax returns filed for the year ended June 30, 2024.
The Company assesses the available positive and negative evidence whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets.
On the basis of this evaluation, valuation allowances of $1.2 million and $1.1 million have been recorded as of June 30, 2025 and 2024, respectively, to recognize only the portion of the Company’s deferred tax assets that are expected to be realized in certain foreign taxing jurisdictions. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present.
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

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

($000s)	June 30, 2025	June 30, 2024	June 30, 2023
Beginning balance	$—	$—	$—
Additions for tax positions related to current year	—	—	—
Additions for tax positions of prior years	1,032	—	—
Additions for acquisitions	—	—	—
Reductions for tax positions of prior years	—	—	—
Reductions for settlements	—	—	—
Reductions for expiration of statute of limitations	—	—	—
Effect of foreign currency transactions	—	—	—
Ending balance	$1,032	$—	$—

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $0.8 million as of June 30, 2025. There were no tax benefits included in the balance of unrecognized tax benefits for the years ended June 30, 2024 and 2023 that, if recognized, would affect the Company’s effective tax rate. We recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense. We have not recorded any interest expense or penalties in income tax expense for the years ended June 30, 2025, 2024 and 2023. We do not have any interest or penalties accrued as of June 30, 2025 and 2024. Over the next 12 months, the amount of the Company’s liability for unrecognized income tax benefits shown above is not expected to change materially.
We file numerous consolidated and separate income tax returns in the U.S. federal and various state jurisdictions as well as in various foreign jurisdictions. Our U.S. federal returns and most state returns for tax years 2021 and forward are subject to examination. Tax return filings in the United Kingdom for the year ended June 2021 and onward are still open for examination. Tax return filings in Canada for the year ended June 2022 and onward are still open for examination. Tax return filings in Luxembourg for the year ended June 2020 and onward are still open for examination as well as Cyprus tax returns for the years ended June 2019.

Public Law No: 119-21, the One Big Beautiful Bill Act (the “Act”) was signed on July 4, 2025, which marks the date of enactment for the tax provisions included in the Act. The Company is evaluating the impact of this enactment.

In June 2024, a U.S. subsidiary received a letter from the Internal Revenue Services (“IRS”) requesting information for examination of the year ended June 30, 2022. The IRS performed and concluded the review of the examination. A final Letter 590, dated May 27, 2025 was issued stating that no changes have been made to the reported tax period under review.

14.STOCKHOLDERS’ EQUITY

AOCI
The following table presents changes by component:

($000s)	Foreign Currency Translation Adjustment	Derivative Valuation	Defined Benefit Plan	Total
Balance as of June 30, 2022	$(4,026)	$(639)	$103	$(4,562)
Foreign currency translation	(2,234)	—	—	(2,234)
Actuarial losses on defined benefit plan	—	—	(120)	(120)
Unrealized losses on cash flow hedges	—	(479)	—	(479)
Reclassifications to earnings	—	1,156	89	1,245
Tax benefit	—	(162)	—	(162)
Balance as of June 30, 2023	$(6,260)	$(124)	$72	$(6,312)
Foreign currency translation	(1,623)	—	—	(1,623)
Actuarial gains on defined benefit plan	—	—	133	133
Unrealized losses on cash flow hedges	—	(412)	—	(412)
Reclassifications to earnings	—	257	—	257
Tax provision	—	44	—	44
Balance as of June 30, 2024	$(7,883)	$(235)	$205	$(7,913)
Foreign currency translation	1,114	—	—	1,114
Actuarial losses on defined benefit plan	—	—	(312)	(312)
Unrealized gains on cash flow hedges	—	1,028	—	1,028
Reclassifications to earnings	—	32	—	32
Tax benefit	—	(285)	—	(285)
Balance as of June 30, 2025	$(6,769)	$540	$(107)	$(6,336)
The following table presents the reclassifications from AOCI to the consolidated statements of comprehensive income:

($000s)	For the year ended June 30,
Description of AOCI components	2025	2024	2023	Statement of Other Comprehensive Income Classification
Foreign currency translation gain	$—	$—	$173	Selling, general and administrative expense

Losses on foreign currency hedges	$(32)	$(257)	$(1,201)	Cost of services
Gains on interest rate swap	—	—	45	Interest expense
Tax benefit / (provision)	285	(44)	162	Provision for income taxes
Total derivative valuation	$253	$(301)	$(994)

Amortization related to defined benefit plan	$—	$—	$(89)	Cost of services

TRGI Purchase Agreement
On November 19, 2024, we entered the TRGI Purchase Agreement, pursuant to which we purchased 3,562,341 issued and outstanding common shares of the Company for an aggregate price of $70 million from The Resource Group International Limited ("TRGI"), of which $45 million was paid in cash and $25 million was paid in the form of a convertible promissory note. The convertible promissory note was repaid on January 9, 2025.
Share repurchase programs
The Board may authorize share repurchases of the Company’s common shares and the Company had multiple share repurchase plans during the years ended June 30, 2025 and 2024. On May 1, 2025, the Board authorized $15 million in share repurchases, which commenced on May 12, 2025, for the next twelve months (the "2025 Share Repurchase Program"). As of June 30, 2025, the aggregate amount available for repurchase under the 2025 Share Repurchase Program was $13.3 million.

For the years ended June 30, 2025 and 2024, the Company repurchased 385,510 and 1,322,105 shares, respectively, of its common shares totaling $7.2 million, and $21.7 million, respectively. All repurchases under these programs were funded with our existing cash balance.
15.WEIGHTED AVERAGE SHARE COUNTS
The following table sets forth the components of the computation from basic to diluted earnings per share for net income for the years ended June 30, 2025, 2024, and 2023:

	Year ended June 30,
(000s)	2025	2024	2023
Shares used in basic earnings per share calculation	14,678	17,704	18,200
Effect of dilutive securities:
Employee stock-based compensation	218	81	199
Warrant	652	470	495
TRG Conversion	177	—	—
Total effects of dilutive securities	1,047	551	694
Shares used in dilutive earnings per share calculation	15,725	18,255	18,893

Shares considered anti-dilutive using the treasury method	(209)	(549)	(367)
Net income was adjusted as follows:

	Year ended June 30,
($000s)	2025	2024	2023
Net income	$36,864	$33,655	$31,582
Convertible debt - interest expense, net of tax	178	—	—
Numerator for diluted EPS	$37,042	$33,655	$31,582

16.RELATED PARTY TRANSACTIONS
The Company has agreements with certain companies under the control of one of our shareholders, TRGI, in the normal course of business. During each of the fiscal years ended June 30, 2025, 2024, and 2023, the Company recognized revenues of $0.1 million, respectively, with these related parties. As of June 30, 2025 and 2024, the Company had accounts receivable of $— million and $0.2 million, respectively, and accounts payable of $— million and $0.1 million, respectively, with these related parties.

During the year ended June 30, 2025, we determined that the estimated fair value of our other non-current assets with a related party no longer exceeded their carrying value. Accordingly, we recognized an impairment loss of $1.1 million during the year ended June 30, 2025, which is included in selling, general and administrative expense in the consolidated statements of comprehensive income. We did not have any other non-current assets with related parties as of June 30, 2025. The balance of the other non-current assets was $1.1 million as of June 30, 2024.
TRGI Purchase Agreement
Refer to Note 14, "Stockholders' Equity" for further information on the TRGI Purchase Agreement, including details on the share repurchases from TRGI during the year ended June 30, 2025.
17.INVESTMENT IN JOINT VENTURE
The Company has an investment in Lake Ball, LLC to procure and sell commercial leads for its customers. The Company’s ownership interest is 47.5% and is accounted for under the equity method. The Company’s investment of $0.4 million at June 30, 2025 and 2024, respectively, is included in other non-current assets in the consolidated balance sheets, while net earnings from the joint venture is included in selling, general, and administrative expense in the consolidated statements of comprehensive income.
The table below presents our investment in the joint venture:

($000s)	June 30, 2025	June 30, 2024
Beginning balance	$415	$372
Dividends received	(1,093)	(1,013)
Share of profit	1,116	1,056
Ending balance	$438	$415
18.SEGMENT INFORMATION
An operating segment is defined as a component of a company for which separate financial information is available and which is regularly evaluated by the chief operating decision maker (“CODM”) for the purpose of making decisions regarding resource allocation and performance assessment. The Company’s CODM is the chief executive officer (“CEO”).

The Company has a single operating and reportable segment as the Company’s CODM is regularly provided with only consolidated financial results, to make decisions and assess performance. The measure of segment assets is reported on the consolidated balance sheet as total assets. The significant segment expenses for the Company are those on the consolidated statements of comprehensive income. The Company’s measure of segment profitability is consolidated net income. Consolidated net income is used to monitor performance against the annual budget and current forecasts, as well as make decisions on opening new sites or countries, acquiring businesses or making other strategic investments, repurchasing stock, or additional investments in or reductions of SGA.

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

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2025. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2025.
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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of our internal control over financial reporting as of June 30, 2025. In making this assessment, our management used the criteria established in “Internal Control — Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of this assessment and including the changes in internal control over financial reporting noted below, our management has determined that our internal control over financial reporting was effective as of June 30, 2025.

This Annual Report does not include an attestation report of our independent registered public accounting firm due to the transition period extended by the U.S. Securities and Exchange Commission (“SEC”) for emerging growth companies.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting as defined in Rule 13a-15(d), under the Securities Exchange Act of 1934, as amended, that occurred during the period covered by this Form 10-K that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

(b) Trading Plans

During the three months ended June 30, 2025, none of the Company’s directors or Section 16 officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated (including by modification) a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as such terms are defined in Item 408 of Regulation S-K.

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

We have also adopted a securities trading policy governing the purchase, sale and other dispositions of our securities that applies to our directors, officers, employees and other covered persons. We believe that our securities trading policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and Nasdaq listing standards applicable to us. Our securities trading policy is filed as Exhibit 19.1 to this Form 10-K.

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

(b) Exhibits:
EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description of Document	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith

3.1	Memorandum of Association	F-1	333-239821	3.1	07/29/2020

3.2	Amended and Restated Bye-laws	20-F	001-38442	1.2	10/23/2020

4.1	Description of share capital registered under Section 12 of the Exchange Act	10-K	001-38442	4.1	09/13/2023

10.1	Registration Rights Agreement, dated as of September 15, 2017, by and between IBEX Limited and The Resource Company International Limited	F-1	333-239821	10.1	07/10/2020

10.2	Stockholders’ Agreement, dated as of September 15, 2017, by and between IBEX Limited and The Resource Company International, Limited	F-1	333-239821	10.2	07/10/2020

		Incorporated by Reference
Exhibit Number	Description of Document	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
10.3#	Second Amended and Restated Warrant, dated November 13, 2017, issued to Amazon.com NV Investment Holdings LLC (amended December 28, 2018)	F-1	333-239821	10.40	07/29/2020

10.4	First Amendment to Second Amended and Restated Warrant, dated November 13, 2017, issued to Amazon.com NV Investment Holdings LLC (amended December 27, 2019)	F-1	333-239821	10.41	07/10/2020

10.5*	Second Amendment to Second Amended and Restated Warrant, dated November 13, 2017, issued to Amazon.com NV Investment Holdings LLC (amended as of August 7, 2020)	10-K	001-38442	10.26	09/12/2024

10.6^	IBEX Holdings Limited 2018 Restricted Share Plan	F-1	333-239821	10.35	07/10/2020

10.6.1^	Form of Restricted Share Agreement (A)	F-1	333-239821	10.36	07/10/2020

10.6.2^	Form of Restricted Share Agreement (B)	F-1	333-239821	10.37	07/10/2020

10.6.3^	IBEX Holdings Limited UK Sub-Plan of the 2018 Restricted Share Plan	F-1	333-239821	10.38	07/10/2020

10.7^	2020 Long Term Incentive Plan, dated as of May 20, 2020	F-1	333-239821	10.39	07/10/2020

10.7.1^	IBEX Limited Amended 2020 Long-Term Incentive Plan, dated January 14, 2022	S-8	333-263228	99.1	03/02/2022

10.8^	Ibex Management Incentive Plan	10-K	001-38442	10.28	09/13/2023

10.9^	Ibex Global Solutions (Philippines) Inc. Amended & Restated Phantom Stock Plan	10-K	001-38442	10.29	09/13/2023

10.9.1^	Ibex Global Solutions (Philippines) Inc. Phantom Stock Plan Form of Award Agreement	10-K	001-38442	10.29.1	09/13/2023

10.10^	Ibex Global Jamaica Limited Amended & Restated Phantom Stock Plan	10-K	001-38442	10.30	09/13/2023

10.10.1^	Ibex Global Jamaica Limited Phantom Stock Plan Form of Award Agreement	10-K	001-38442	10.30.1	09/13/2023

10.11^	Form of Director Agreement	F-1	333-239821	10.42	07/10/2020

10.12^	Form of Director Indemnification Agreement	F-1	333-239821	10.44	07/10/2020

10.13	Executive Employment Agreement dated April 2, 2015 by and between TRG Customer Solutions Inc. and Robert Dechant	10-K	001-38442	10.33	09/13/2023

10.14	Restated Executive Employment Agreement dated July 1, 2020 by and between Ibex Global Solutions Inc. and David Afdahl	10-K	001-38442	10.34	09/13/2023

10.15	Restated Executive Employment Agreement dated July 1, 2020 by and between Ibex Global Solutions Inc. and Julie Casteel	10-K	001-38442	10.35	09/13/2023

		Incorporated by Reference
Exhibit Number	Description of Document	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
10.16	Executive Separation and Release Agreement dated June 4, 2024 by and between Ibex Global Solutions, Inc. and Jeffrey Cox	10-K	001-38442	10.38	09/12/2024

10.17	Restated Executive Employment Agreement dated July 1, 2020 by and between Ibex Global Solutions, Inc. and Bruce Dawson	10-K	001-38442	10.40	09/12/2024

10.18	Executive Employment Agreement dated August 1, 2023 by and between Ibex Global Solutions, Inc. and Taylor Greenwald	10-Q	001-38442	10.10	11/09/2023

10.19^	Form of Officer Indemnity Agreement	10-K	001-38442	10.41	09/12/2024

10.20^	Form of First Amendment to Officer Indemnity Agreement	10-K	001-38442	10.42	09/12/2024

10.21#	Credit Agreement, dated as of October 29, 2924, by and among Ibex Global Solutions, Inc., Ibex Limited, Ibex Global Limited, the other borrowers party thereto from time to time, the guarantors party thereto from time to time, the lenders party thereto from time to time and HSBC Bank USA, National Associations, as Administrative Agent	8-K	001-38442	10.1	11/04/2024

10.22A	Revolving Loan Agreement, dated as of 22 October 2024, by and between HSBC Bank Middle East Limited and Ibex Global FZ-LLC	8-K	001-38442	10.2A	11/04/2024

10.23B	Facility Offer Letter, dated as of 22 October 2024, by and between HSBC Bank Middle East Limited and Ibex Global FZ-LLC	8-K	001-38442	10.2B	11/04/2024

10.23C	General Terms and Conditions of the HSBC Bank Middle East Limited	8-K	001-38442	10.2C	11/04/2024

10.23D	Letter of Deviation, dated as of 22 October 2024, by and between HSBC Bank Middle East Limited and Ibex Global FZ-LLC	8-K	001-38442	10.2D	11/04/2024

10.24	First Amendment to the Facility Offer Letter, dated 22 May 2025, by and between HSBC Bank Middle East Limited and Ibex Global FZ-LLC					X

10.25	Executive Employment Agreement dated September 1, 2024 by and between Ibex Global Solutions, Inc. and Andreas Wilkens	10-Q	001-38442	10.1	11/07/2024

10.26	Call Option Agreement, dated November 19, 2024, by and between the Company and TRGI	8-K	001-38442	10.1	11/20/2024

19.1	Ibex Limited Insider Trading Policy					X

21.1	List of Subsidiaries					X

23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm					X

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act					X

Incorporated by Reference
Exhibit Number	Description of Document	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act					X

32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350					X

97	Compensation Recoupment (Clawback) Policy	10-K	001-38442	97	09/12/2024

101.INS	Inline XBRL Instance Document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File (formatted in Inline XBRL and included as Exhibit 101)					X
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

Date: September 11, 2025
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert Dechant	Chief Executive Officer and Director
Robert Dechant	(Principal Executive Officer)	September 11, 2025

/s/ Taylor Greenwald	Chief Financial Officer
Taylor Greenwald	(Principal Financial and Accounting Officer)	September 11, 2025

/s/ Mohammed Khaishgi
Mohammed Khaishgi	Director and Chairman of the Board	September 11, 2025

/s/ Daniella Ballou-Aares
Daniella Ballou-Aares	Director	September 11, 2025

/s/ Karen Batungbacal
Karen Batungbacal	Director	September 11, 2025

/s/ Fiona Beck
Fiona Beck	Director	September 11, 2025

/s/ John Jones
John Jones	Director	September 11, 2025

/s/ Patrick McGinnis
Patrick McGinnis	Director	September 11, 2025

/s/ Mingzhe (JJ) Zhuang
Mingzhe (JJ) Zhuang	Director	September 11, 2025