Form 10-Q
period 2025-09-30
IBEX Ltd
filed 2025-11-06
CIK 1720420

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
FORM 10-Q
_______________________
(Mark One)

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. x Yes o No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). x Yes o No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	o	Accelerated filer	x

Non-accelerated filer	o	Smaller reporting company	x

		Emerging growth company	x
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. o
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). o Yes x No
The number of common shares outstanding of IBEX LIMITED as of October 31, 2025 was 13,467,175.

IBEX LIMITED
Quarterly Report on Form 10-Q
For Quarterly Period Ended September 30, 2025

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q ("Form 10-Q") contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and the Private Securities Litigation Reform Act of 1995, relating to our operations, expected financial position, and other business matters that are based on our current expectations, assumptions, and projections with respect to the future, and are not a guarantee of performance. Forward-looking statements provide management’s current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements may include words such as "anticipate," "believe," "contemplate," "estimate," "expect," "forecast," "guidance," "may," "outlook," "plan," "projection," "should," "target," "will," "would" and other words, the negative forms of such words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. Such forward-looking statements involve known and unknown risks, uncertainties, assumptions, and other important factors that could cause our actual results, performance or achievements or industry results, to differ materially from historical results or any future results, performance or achievements expressed, suggested, or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to statements about:
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
•Our ability to anticipate, develop and implement information technology solutions, including Artificial Intelligence ("AI"), that keep pace with evolving industry standards and changing client demands;
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
We derive many of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. We caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. Important factors that could cause actual results to differ materially from our expectations, or cautionary statements, are disclosed under Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended June 30, 2025. All written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements as well as other cautionary statements that are made from time to time in our other filings with the United States Securities and Exchange Commission ("SEC") and public communications. You should evaluate all forward-looking statements made in this Form 10-Q in the context of these risks and uncertainties.
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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

IBEX LIMITED AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)
(in thousands, except share data)

	September 30, 2025	June 30, 2025
Assets
Current assets
Cash and cash equivalents	$22,694	$15,350
Accounts receivable, net	116,032	117,136
Prepaid expenses	10,492	9,443
Due from related parties	—	40
Tax advances and receivables	1,505	1,522
Other current assets	2,029	2,128
Total current assets	152,752	145,619

Non-current assets
Property and equipment, net	36,541	32,563
Operating lease assets	59,166	62,276
Goodwill	11,832	11,832
Deferred tax asset, net	8,225	7,163
Other non-current assets	15,341	13,762
Total non-current assets	131,105	127,596
Total assets	$283,857	$273,215

Liabilities and stockholders' equity
Current liabilities
Accounts payable and accrued liabilities	$25,391	$18,692
Accrued payroll and employee-related liabilities	36,101	38,588
Current deferred revenue	6,162	5,498
Current operating lease liabilities	14,273	14,332
Current debt	847	823
Due to related parties	—	22
Income taxes payable	1,236	1,986
Total current liabilities	84,010	79,941

Non-current liabilities
Non-current deferred revenue	1,080	1,130
Non-current operating lease liabilities	50,695	53,804
Long-term debt	726	796
Other non-current liabilities	3,721	3,235
Total non-current liabilities	56,222	58,965
Total liabilities	140,232	138,906

Stockholders' equity
Common stock: par value $0.0001, 108,057,967 shares authorized, 13,424,284 and 13,357,990 shares outstanding as of September 30, 2025 and June 30, 2025, respectively	2	1
Additional paid-in capital	221,594	218,241
Treasury stock at cost: 5,607,061 and 5,515,403 shares as of September 30, 2025 and June 30, 2025, respectively	(106,018)	(103,338)
Accumulated other comprehensive loss	(9,736)	(6,336)
Retained earnings	37,783	25,741
Total stockholders' equity	143,625	134,309
Total liabilities and stockholders' equity	$283,857	$273,215
See accompanying notes to unaudited consolidated financial statements.

IBEX LIMITED AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(Unaudited)
(in thousands, except per share data)

	Three Months Ended September 30,
	2025	2024
Revenue	$151,179	$129,717

Cost of services (exclusive of depreciation and amortization presented separately below)	106,577	90,041
Selling, general and administrative	26,525	26,215
Depreciation and amortization	4,378	4,369
Total operating expenses	137,480	120,625
Income from operations	13,699	9,092

Interest income	30	583
Interest expense	(217)	(162)
Income before income taxes	13,512	9,513

Provision for income tax expense	(1,470)	(1,982)
Net income	$12,042	$7,531

Other comprehensive income
Foreign currency translation adjustments	$(1,212)	$1,388
Unrealized (loss) / gain on cash flow hedging instruments, net of tax	(2,188)	379
Total other comprehensive (loss) / income	(3,400)	1,767
Total comprehensive income	$8,642	$9,298

Net income per share
Basic	$0.90	$0.45
Diluted	$0.82	$0.43

Weighted average common shares outstanding
Basic	13,360	16,880
Diluted	14,609	17,490
See accompanying notes to unaudited consolidated financial statements.

IBEX LIMITED AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
(Unaudited)
(in thousands)

Three months ended September 30, 2024 and 2025
	Common shares		Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income / (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Amount
Balance, June 30, 2024	17,017	$2	$(25,367)	$210,200	$(7,913)	$(11,123)	$165,799
Net income	—	—	—	—	—	7,531	7,531
Foreign currency translation adjustment	—	—	—	—	1,388	—	1,388
Changes in fair value of cash flow hedges	—	—	—	—	379	—	379
Purchase of treasury shares	(282)	—	(4,678)	—	—	—	(4,678)
Issuance of common shares	30	—	—	382	—	—	382
Stock-based compensation expense	—	—	—	290	—	—	290
Balance, September 30, 2024	16,765	$2	$(30,045)	$210,872	$(6,146)	$(3,592)	$171,091

	Common shares		Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
	Shares	Amount	Amount
Balance, June 30, 2025	13,358	$1	$(103,338)	$218,241	$(6,336)	$25,741	$134,309
Net income	—	—	—	—	—	12,042	12,042
Foreign currency translation adjustment	—	—	—	—	(1,212)	—	(1,212)
Changes in fair value of cash flow hedges	—	—	—	—	(2,188)	—	(2,188)
Purchase of treasury shares	(92)	—	(2,680)	—	—	—	(2,680)
Issuance of common shares	158	1	—	2,412	—	—	2,413
Stock-based compensation expense	—	—		941	—	—	941
Balance, September 30, 2025	13,424	$2	$(106,018)	$221,594	$(9,736)	$37,783	$143,625

IBEX LIMITED AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Three Months Ended September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$12,042	$7,531
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,378	4,369
Noncash lease expense	3,437	3,326
Deferred income tax	(1,062)	(130)
Stock-based compensation expense	2,550	670
Allowance for expected credit losses	52	83
Change in assets and liabilities:
Decrease / (increase) in accounts receivable	1,015	(7,649)
Increase in prepaid expenses and other current assets	(3,472)	(1,735)
(Decrease) / increase in accounts payable and accrued liabilities	(311)	4,574
Increase in deferred revenue	614	79
Decrease in operating lease liabilities	(3,573)	(3,356)
Net cash inflow from operating activities	15,670	7,762

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(7,639)	(3,630)
Net cash outflow from investing activities	(7,639)	(3,630)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from line of credit	—	60
Repayments of line of credit	—	(60)
Proceeds from the exercise of options	2,412	382
Principal payments on finance leases	(292)	(171)
Purchase of treasury shares	(2,767)	(4,807)
Net cash outflow from financing activities	(647)	(4,596)
Effects of exchange rate difference on cash and cash equivalents	(40)	49
Net increase / (decrease) in cash and cash equivalents	7,344	(415)
Cash and cash equivalents, beginning	15,350	62,720
Cash and cash equivalents, ending	$22,694	$62,305

Supplemental cash flow disclosures
Cash paid for interest	$217	$162
Cash paid for income taxes	$3,530	$3,383

Supplemental non-cash disclosures
Change in accounts payable related to fixed assets	$753	$3,677
See accompanying notes to unaudited consolidated financial statements.

IBEX LIMITED AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(in thousands, except per share amounts)
1.     OVERVIEW AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
OVERVIEW
IBEX Limited ("IBEX" and together with its subsidiaries, the "Company," "ibex," "we," "us," or "our") was incorporated on February 28, 2017 in Hamilton, Bermuda. Our registered office in Bermuda is Crawford House, 50 Cedar Avenue, Hamilton HM 11, Bermuda. On August 7, 2020, the Company was admitted to trade on the Nasdaq Global Market under the ticker symbol "IBEX."

The Company delivers innovative business process outsourcing ("BPO"), smart digital marketing, online acquisition technology, and end-to-end customer engagement solutions to help its clients acquire, engage, and retain valuable customers. The Company operates a global customer experiences ("CX") delivery center model consisting of 30 delivery centers around the world, while deploying next-generation technology to drive superior customer experiences for many of the world’s leading companies across various verticals, including Retail & E-commerce, HealthTech, FinTech, Utilities, and Travel, Transportation & Logistics. The Company leverages its diverse global team of approximately 36,000 employees together with industry-leading technology, including its Wave iX platform, to manage customer interactions on behalf of our clients, driving a truly differentiated customer experience.
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and principles of consolidation
The Company’s interim consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP") and include the financial results of all wholly-owned subsidiaries. When the Company does not have majority ownership in an entity but exerts significant influence over that entity, the Company accounts for the entity under the equity method of accounting. All intercompany balances and transactions have been eliminated in consolidation.

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

These unaudited consolidated financial statements and accompanying notes have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements and should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended June 30, 2025 (the "Annual Report") as filed with the SEC. There have been no changes to the Company’s significant accounting policies described in the Annual Report that have had a material impact on the Company’s consolidated financial statements and related notes.

In the opinion of the Company, these unaudited consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of September 30, 2025, its results of operations, comprehensive income, and stockholders’ equity for the three months ended September 30, 2025 and 2024, and cash flows for the three months ended September 30, 2025 and 2024. The consolidated balance sheet as of June 30, 2025 was derived from the audited annual financial statements included in the Annual Report.

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
Revenues from contact center services, which consist of customer service, technical support and other value-added outsourced back-office services, are recognized as the services are performed on the basis of the number of billable minutes or hours, contractual rates, and other contractually agreed metrics, if applicable. Certain of our client contracts include bonus and penalty provisions. Revenues related to training that occurs upon commencement of a new client contract or statement of work are deferred and recognized on a straight-line basis over the estimated life of the client program, as it is not considered to have a standalone value to the customer. The related expenses are expensed as incurred. Revenues are recognized over time as performance obligations are satisfied and in the period in which the Company has a right to invoice, net of discounts, incentives, and/or penalties as per contractual terms. Bonuses and penalties accrue for the current billing period and do not depend on future performance. In some cases, we may estimate these bonuses or penalties using the "most likely amount" method based on actual data and historical experience.
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

Trade receivables

In accordance with Accounting Standards Update ("ASU") No. 2016-13, Financial Instruments - Credit Losses (Topic 326), the Company estimates its credit losses using the lifetime expected credit loss model. The allowance for credit losses is calculated quarterly based on the Company’s historical loss percentages, net of recoveries. In addition to the evaluation of historical losses, the Company considers current and future economic conditions and events such as changes in customer credit quality and liquidity. The Company will write-off accounts receivable against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

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

Stock-based compensation plans

The Company accounts for its stock-based awards in accordance with provisions of ASC 718, Compensation - Stock Compensation. The Company calculates the fair value of option awards using the Black-Scholes model. The Company has certain restricted stock units, which are subject to service and market conditions based upon the Company's Total Shareholder Return ("TSR") as compared with the TSR of a defined set of peer companies (the "TSR Awards"). The Company calculates the fair value of the TSR Awards using a Monte Carlo model. For equity-classified awards, total compensation cost is based on the grant date fair value. For liability-classified awards, total compensation cost is based on the fair value of the award on the date the award is granted and is subsequently re-measured at each reporting date until settlement.

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
Share repurchase programs
The Company’s board of directors (the "Board") may authorize share repurchases of the Company’s common shares. Purchases made pursuant to these authorizations may be carried out through open market transactions, negotiated purchases or otherwise, at times and in such amounts as the Company deems appropriate. Shares repurchased under such authorizations are held in treasury for general corporate purposes, including issuances under various employee stock-based award plans. When Company shares are repurchased, the amount of the consideration paid (including directly attributable costs, net of any tax effects) is recognized as a deduction of additional paid in capital. Repurchased shares are classified as treasury shares and are presented as a deduction from total equity. When treasury shares are subsequently sold or reissued, the amount received is recognized as an increase in additional paid in capital, and any resulting surplus or deficit on the transaction is reclassified to accumulated deficit.

The Board will review any authorized repurchase program periodically and may authorize adjustment of its terms and size, and suspend or discontinue the program. The Company has funded and expects to fund future repurchases with its existing cash balance. The share repurchase programs do not obligate the Company to acquire any particular amount of common shares. See Note 11. "Stockholders’ Equity" for more information on share repurchases.

Variable Interest Entity

During February 2025 and in connection with our strategic expansion into India, the Company entered into an agreement with Safeguard, LLC and its controlled affiliate (collectively, "Safeguard"), an unrelated provider of Business Process Outsourcing ("BPO") services. The Company has a variable interest in Safeguard due to Safeguard's lack of sufficient equity. The Company’s variable interest includes certain lease guaranty and exposure to certain severance payment obligations for Safeguard employees servicing ibex's account. Management determined that ibex is not the primary beneficiary as ibex does not have the power to direct or control the activities which most significantly affect Safeguard's financial performance (such as engaging new clients, expanding its offerings, and engaging in financing activities, among others). Accordingly, the Company is not required to consolidate the results of Safeguard.

The Company's primary risk of involvement with Safeguard is the loss of certain assets and incurrence of certain obligations that may be due in the event of early termination of the contract. The Company’s maximum exposure to loss on early termination is $3.6 million and $1.6 million at September 30, 2025 and June 30, 2025, respectively, which is included in prepaid expenses and other non-current assets in the consolidated balance sheets. As of September 30, 2025 and June 30, 2025, the Company also had a refundable lease deposit of $0.6 million and $0.4 million, respectively, which is included in other non-current assets, and accrued expenses of $— million and $0.3 million, respectively, for services received, which are included in accounts payable and accrued liabilities, respectively, in the consolidated balance sheets. Amounts related to early termination of the contract cannot be reasonably estimated as of September 30, 2025. The Company believes that the possibility of a loss is remote. For the three months ended September 30, 2025, the Company did not provide any financial support to Safeguard other than its contractual commitments.

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

The Company had capitalized cloud computing software costs of $4.0 million and $4.1 million, which are included in prepaid expenses and other non-current assets in the consolidated balance sheets, as of September 30, 2025 and June 30, 2025, respectively.

Emerging Growth Company
The Company qualifies as an "emerging growth company" under the Jumpstart Our Business Startups Act of 2012 (the "JOBS Act"). Accordingly, the Company has the option to adopt new or revised accounting guidance either (i) within the same periods as those otherwise applicable to non-emerging growth companies or (ii) within the same time periods as private companies pursuant to Section 13(a) of the Exchange Act. The Company has elected to use the extended transition period until we are no longer an emerging growth company (which we expect will occur on June 30, 2026) or until we choose to opt out of the extended transition period affirmatively and irrevocably.
Recently Issued Accounting Pronouncements

In March 2024, the SEC issued climate disclosure rules, which required the disclosure of climate-related information in annual reports and registration statements. Various legal challenges were made to the rules, which were consolidated for review by the U.S. Eight Circuit Court of Appeals. On March 27, 2025, the SEC voted to end its defense to these legal challenges. On April 24, 2025, and again on September 12, 2025, the U.S. Eighth Circuit Court of Appeals ordered that the litigation would again be held in abeyance until such time as the SEC reconsiders or renews its defense of the climate disclosure rules. Unless or until the SEC reconsiders or resumes defining its climate change rules, the litigation will remain paused. We continue to monitor for any updates and evaluate the impact of the new rules on the disclosures to our consolidated financial statements.

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

Recently adopted accounting pronouncements

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which modifies the rules on income tax disclosures to require entities to disclose (1) specific categories in the rate reconciliation, (2) the income or loss from continuing operations before income tax expense or benefit (separated between domestic and foreign), and (3) the income tax expense or benefit from continuing operations (separated by federal, state and foreign). This update also requires entities to disclose their income tax payments to international, federal, state and local jurisdictions, among other changes. The amendments in ASU No. 2023-09 are effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. We expect the adoption of this guidance will modify our annual disclosures, but we do not expect the ASU will have a material impact on our consolidated financial statements.

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

The Company generated its revenue from clients based in the United States and other countries as shown below:

	Three Months Ended September 30,
($000s)	2025	2024
United States	$146,216	$124,648
Other countries	4,963	5,069
Total Revenue	$151,179	$129,717

The following table presents the breakdown of the Company’s revenues by geographical location, based on where the services are provided:

	Three Months Ended September 30,
($000s)	2025	2024
Onshore (United States)	$37,602	$31,099
Offshore (Philippines, Pakistan, India)	77,047	64,436
Nearshore (Jamaica, Nicaragua, Honduras)	36,530	34,182
Total Revenue	$151,179	$129,717

The following table presents the breakdown of the Company’s revenue by pattern of revenue recognition:

	Three Months Ended September 30,
($000s)	2025	2024
Services transferred over time	$133,057	$120,938
Services transferred at a point in time	18,122	8,779
Total Revenue	$151,179	$129,717

The movement in deferred revenue was as follows:

	Three Months Ended September 30,
($000s)	2025	2024
Beginning balance	$6,628	$5,877
Revenue recognized	(2,148)	(2,161)
Revenue deferred	2,762	2,240
Ending balance	$7,242	$5,956

3.ACCOUNTS RECEIVABLE AND SIGNIFICANT CLIENT
Accounts receivable, net in the accompanying consolidated balance sheets consists of the following:

	September 30,	June 30,
($000s)	2025	2025
Accounts receivable	$116,316	$117,368
Less: Allowance for credit losses	(284)	(232)
Accounts receivable, net	$116,032	$117,136

The Company will write-off accounts receivable against the allowance when it determines a balance is uncollectible.

Activity in the Company's allowance for credit losses consists of the following:

	Three Months Ended September 30,
($000s)	2025	2024
Beginning balance	$232	$72
Provision for credit losses	86	83
Reversal of provision for credit losses	(34)	—
Ending balance	$284	$155

Significant Client

During the three months ended September 30, 2025 and 2024, the Company had one client that contributed approximately 10% and 11% of total revenue, respectively.

To limit the Company's credit risk with its clients, management regularly monitors the aging of customer receivables, maintains allowances for credit losses and may require prepayment for services from certain clients. Based on currently available information, management does not believe significant credit risk exists as of September 30, 2025.

4.LEASES

The Company has operating lease obligations primarily for its delivery centers and finance lease obligations primarily for vehicles and other equipment. Leases typically have initial terms of two to 15 years, and may include renewal options if the Company is reasonably certain to exercise such options.

The components of lease cost are as follows:

	Three Months Ended September 30,
($000s)	2025	2024
Operating lease cost:
Operating lease cost	$5,011	$4,870
Variable lease cost	820	733
Short-term lease cost	66	149
Total operating lease cost	$5,897	$5,752

Finance lease cost:
Amortization of right of use assets	$282	$221
Interest on lease liabilities	76	81
Total finance lease cost	$358	$302

The following table presents supplemental balance sheet information related to leases:

	September 30,	June 30,
($000s)	2025	2025
Operating lease assets	$59,166	$62,276

Operating lease liabilities, current	14,273	14,332
Operating lease liabilities, non-current	50,695	53,804
Total operating lease liabilities	$64,968	$68,136

Finance lease assets, net	$1,738	$1,776

Finance lease liabilities, current	$847	$823
Finance lease liabilities, non-current	726	796
Total finance lease liabilities	$1,573	$1,619

The following table presents supplemental cash flow information related to leases:

	Three Months Ended September 30,
($000s)	2025	2024
Cash paid for amounts included in the measurement of lease liabilities	$3,573	$3,356
Operating cash flows paid for interest portion of finance leases	$76	$81
Financing cash flows paid for principal portion of finance leases	$292	$171

The following table presents supplemental noncash information related to leases:

	Three Months Ended September 30,
($000s)	2025	2024
Right-of-use assets obtained in exchange for lease obligations
Operating leases	$1,181	$2,694
Finance leases	$186	$140

	September 30,	June 30,
	2025	2025
Weighted average remaining lease term (in years)
Operating leases	4.3	4.5
Finance leases	1.9	2.0

Weighted average discount rate
Operating leases	10.5%	10.4%
Finance leases	18.6%	19.3%

The following table presents the maturities of our lease liabilities as of September 30, 2025:

($000s)	Operating Leases	Finance Leases
2026-remainder of year	$14,767	$806
2027	19,254	742
2028	18,283	286
2029	16,092	2
2030	7,209	—
Thereafter	7,381	—
Total undiscounted lease payments	82,986	1,836
Less: liability accretion	(18,018)	(263)
Total lease liabilities	$64,968	$1,573

5.     DEBT
Debt consists of the following:

	September 30,	June 30,
($000s)	2025	2025
Debt
Finance leases	1,573	1,619
Total Debt	$1,573	$1,619
Less: Current debt	(847)	(823)
Total Long-term debt	$726	$796
As of September 30, 2025, the Company had $67.4 million of borrowing available under our $75.0 million revolving credit facilities with HSBC Bank USA, National Association and HSBC Bank Middle East Limited (collectively, the "HSBC Credit Facilities") based on eligible collateral.

The HSBC Credit Facilities contain certain financial and non-financial covenants, including, among other things, covenants in respect of a total net leverage ratio, fixed charge coverage ratio, and restrictions on incurring additional debt and liens, making certain restricted payments and investments, engaging in certain transactions with affiliates, and disposal of assets. The Company was in compliance with all debt covenants as of September 30, 2025.

The Company had deferred debt issuance costs of $0.8 million and $0.9 million, as of September 30, 2025 and June 30, 2025, respectively, which are included in other current assets and other non-current assets in the consolidated balance sheets.

6.    DERIVATIVES
Foreign exchange contracts
From time to time, the Company enters into foreign currency exchange contracts, consisting of offsetting foreign exchange option contracts ("collars"), to mitigate foreign exchange fluctuations on the Philippine Peso ("PHP") within a certain range and on a certain percentage of its PHP operating costs. The collars are designated as cash flow hedges upon inception, in accordance with ASC 815, in order to match the financial results of the hedges with the forecasted transactions. These contracts cover periods commensurate with the expected exposure, generally one to eighteen months. The Company has not experienced any counterparty defaults.
The following tables show the notional amount of our foreign exchange cash flow hedging instruments as of September 30, 2025 and June 30, 2025:

	Hedged currency	Local Currency Notional amount (000s)	U.S. Dollar Notional amount ($000s)	Contracts Maturing Through
As of September 30, 2025	PHP	3,900,000	$68,467	September 2026
As of June 30, 2025	PHP	5,080,000	$88,887	September 2026
Changes in the fair value of derivatives that are designated and qualify as cash flow hedges are recognized in accumulated other comprehensive income (loss) ("AOCI"). Amounts previously recognized in AOCI are reclassified to cost of services in the periods in which the hedged expenses occur.
Refer to Note 9., "Fair Value" for further details on the fair value of our foreign exchange cash flow hedging instruments as of September 30, 2025 and June 30, 2025.

Refer to Note 11. "Stockholders' Equity" for further details on the change in fair value of our cash flow hedges and the net gain or loss reclassified to earnings from effective hedges during the three months ended September 30, 2025 and 2024.

7.WARRANT
On November 13, 2017, and as subsequently amended, the Company issued to Amazon.com NV Investment Holdings LLC, a subsidiary of Amazon.com, Inc. ("Amazon"), a 10-year warrant to acquire approximately 1,674,017 common shares (the "warrant shares").
A total of 1,171,812 warrant shares vested on the satisfaction of specified milestones tied to Amazon’s purchase of services from the Company during the vesting period, which ended on June 30, 2024. To date, all vested warrants remain unexercised.
8.STOCK-BASED COMPENSATION
The following tables summarize the components of stock-based compensation expense recognized in the Company’s consolidated statements of comprehensive income, both by line item and by plan:

	Three Months Ended September 30,
($000s)	2025	2024
Cost of services	$362	$135
Selling, general and administrative	2,188	535
Total stock-based compensation expense	$2,550	$670

	Three Months Ended September 30,
($000s)	2025	2024
Phantom Stock Plans	$1,609	$380
2020 Long term Incentive Plan	941	290
Total stock-based compensation expense	$2,550	$670
As of September 30, 2025, there was $6.1 million of total unrecognized compensation expense related to non-vested stock-based awards, which is expected to be recognized over a weighted-average period of 2.82 years.
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

The following is a summary of the Company’s fair value measurements on a recurring basis as of September 30, 2025 and June 30, 2025:

As of September 30, 2025	Fair Value Measurements Using
($000s)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities
Cash flow hedge - foreign currency collars, net	$—	$1,463	$—
Phantom stock options	—	3,601	—
Total liabilities	$—	$5,064	$—

As of June 30, 2025	Fair Value Measurements Using
($000s)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash flow hedge - foreign currency collars, net	$—	$724	$—
Total assets	$—	$724	$—

Liabilities
Phantom stock options	$—	$2,341	$—
Total liabilities	$—	$2,341	$—

These balances are included in accounts payable and accrued liabilities and other non-current liabilities in the consolidated balance sheets as of September 30, 2025, and in other current assets, accounts payable and accrued liabilities, and other non-current liabilities as of June 30, 2025.
There were no transfers between the different hierarchy levels during the three months ended September 30, 2025 and 2024.

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
The Company’s income tax provision includes the results of the Company’s U.S. operations and its various foreign operations including subsidiaries based in Canada, Jamaica, Nicaragua, Pakistan, Honduras, the Philippines, United Arab Emirates, and Saudi Arabia. Historically, the Company’s Bermuda-based companies have not been subject to income tax as there is no corporate income tax in Bermuda. On December 27, 2023, the Bermuda Corporate Income Tax Act 2023 ("CIT") was passed which provides for a 15% corporate tax rate beginning on or after January 1, 2025 for companies with revenue in excess of 750 million Euros. The Company's consolidated revenues do not meet this 750 million Euro threshold, and accordingly, we are not currently subject to the Bermuda CIT.
The Company recorded a provision for income taxes of $1.5 million and $2.0 million during the three months ended September 30, 2025 and 2024, respectively. The effective tax rate was 10.9% and 20.8% for the three months ended September 30, 2025 and 2024, respectively. The changes in effective tax rates between these periods was primarily attributable to changes in revenue mix across our taxable jurisdictions and discrete tax benefits from stock-based compensation compared to the prior year quarter.
The difference between the effective tax rate applicable to the Company and the 21% U.S. federal statutory rate in the three months ended September 30, 2025 was primarily due to "Tax Holidays" in certain countries in which we operate and the distribution of taxable income in countries with differing tax rates. We have been granted Tax Holidays as an incentive to attract foreign investment by the governments of Nicaragua, Pakistan, Honduras, Jamaica, and certain qualifying locations in the Philippines. Generally, a Tax Holiday is an agreement between us and a foreign government under which we receive certain tax benefits in that country.

The aggregate reduction in income tax expense due to the above Tax Holidays was $1.1 million and $1.4 million for the three months ended September 30, 2025 and 2024, respectively. The aggregate reduction in income tax expense per diluted share was $0.07 and $0.08 for the three months ended September 30, 2025 and 2024, respectively.
The One Big Beautiful Bill Act (Public Law no. 119-21, the "Act") was signed on July 4, 2025, which marks the date of enactment for the tax provisions included in the Act. After evaluating the Act, management has concluded that the Company is not materially impacted based on current guidance. The Company will continue to monitor any future guidance or interpretations that could affect this assessment.

11.STOCKHOLDERS’ EQUITY

AOCI
The following tables presents changes by component:

Three months ended September 30, 2024 and 2025
($000s)	Foreign Currency Translation Adjustment	Derivative Valuation	Defined Benefit Plan	Total
Balance, June 30, 2024	$(7,883)	$(235)	$205	$(7,913)
Foreign currency translation	1,388	—	—	1,388
Unrealized gains on cash flow hedges	—	298	—	298
Reclassifications to earnings	—	81	—	81
Balance, September 30, 2024	$(6,495)	$144	$205	$(6,146)

($000s)	Foreign Currency Translation Adjustment	Derivative Valuation	Defined Benefit Plan	Total
Balance, June 30, 2025	$(6,769)	$540	$(107)	$(6,336)
Foreign currency translation	(1,212)	—	—	(1,212)
Unrealized losses on cash flow hedges	—	(2,195)	—	(2,195)
Reclassifications to earnings	—	7	—	7
Balance, September 30, 2025	$(7,981)	$(1,648)	$(107)	$(9,736)
Share repurchase programs

The Board may authorize share repurchases of the Company’s common shares and the Company had multiple share repurchase plans during the three months ended September 30, 2025 and 2024. On May 1, 2025, the Board authorized $15 million in share repurchases which commenced on May 12, 2025 for twelve months (the "2025 Share Repurchase Program"). As of September 30, 2025, the amount available for repurchase under the 2025 Share Repurchase Program was $10.6 million.

During the three months ended September 30, 2025 and 2024, the Company repurchased 91,658 and 282,129 shares, respectively, of its common shares totaling $2.7 million, and $4.7 million respectively. All repurchases under these programs were funded with our existing cash balance.

12.WEIGHTED AVERAGE SHARE COUNTS
The following table sets forth the components of the computation from basic to diluted earnings per share for net income for the three months ended September 30, 2025 and 2024:

	Three Months Ended September 30,
(000s)	2025	2024
Shares used in basic earnings per share calculation	13,360	16,880
Effect of dilutive securities:
Employee stock-based compensation	425	80
Warrant	824	530
Total effects of dilutive securities	1,249	610
Shares used in diluted earnings per share calculation	14,609	17,490

Shares considered anti-dilutive using the treasury method	85	453

13.INVESTMENT IN JOINT VENTURE
The Company has an investment in Lake Ball, LLC to procure and sell commercial leads for its customers. The Company’s ownership interest is 47.5% and is accounted for under the equity method. The Company’s investment of $0.5 million and $0.4 million at September 30, 2025 and June 30, 2025, respectively, is included in other non-current assets in the consolidated balance sheets, while net earnings from the joint venture is included in selling, general and administrative expense in the consolidated statements of comprehensive income.
The table below presents our investment in the joint venture:

	Three Months Ended September 30,
($000s)	2025	2024
Beginning balance	$438	$415
Dividends received	(345)	(97)
Share of profit	358	97
Ending balance	$451	$415

14.SEGMENT INFORMATION
An operating segment is defined as a component of a company for which separate financial information is available and which is regularly evaluated by the chief operating decision maker ("CODM") for the purpose of making decisions regarding resource allocation and performance assessment. The Company’s CODM is the chief executive officer ("CEO").

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q (this "Form 10-Q"), the financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2025 (the "Annual Report"), as filed with the Securities and Exchange Commission (the "SEC"), and the information included under "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report. In addition to historical data, the following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed in our forward-looking statements as a result of various factors, including but not limited to those discussed under "Cautionary Note Regarding Forward-Looking Statements" in this Form 10-Q, under Part II, Item 1A. "Risk Factors" in this Form 10-Q, and under Part I, Item 1A, "Risk Factors" in the Annual Report.
This Form 10-Q includes certain historical consolidated financial and other data for IBEX Limited ("ibex," "we," "us," "our" or the "Company"). The following discussion provides a narrative of our financial condition and results of operations for the three months ended September 30, 2025 compared to the three months ended September 30, 2024.
Overview
ibex delivers innovative business process outsourcing ("BPO"), smart digital marketing, online acquisition technology, and end-to-end customer engagement solutions to help companies acquire, engage, and retain valuable customers. ibex operates a global customer experiences ("CX") delivery center model consisting of 30 delivery centers around the world, while deploying next-generation technology to drive superior customer experiences for many of the world’s leading companies across various verticals, including Retail & E-commerce, HealthTech, FinTech, Utilities, and Travel, Transportation & Logistics. ibex leverages its diverse global team of approximately 36,000 employees together with industry-leading technology, including its Wave iX platform, to manage customer interactions on behalf of our clients, driving a truly differentiated customer experience.
Business Highlights

During the three months ended September 30, 2025, the Company delivered strong financial results, and experienced growth with leading clients in our Retail & E-commerce, HealthTech, Travel, Transportation & Logistics, and Other verticals, partially offset by decreases in our Telecommunications vertical. The business performed well in several important areas this quarter, including total revenues, profitability, cash from operating activities, free cash flows, new client wins in strategic verticals, and client and vertical diversification.
Recent Financial Highlights

The Company delivered revenues of $151.2 million during the three months ended September 30, 2025, a 16.5% increase compared to the prior year quarter due to growth from existing and new clients launched throughout fiscal 2025 and the first quarter of fiscal 2026. Net income during the three months ended September 30, 2025 was $12.0 million, a 59.9% increase from $7.5 million during the same quarter in the prior year. Fully diluted earnings per share for the three months ended September 30, 2025 of $0.82, increased from $0.43 during the prior year quarter. These increases were driven by revenue growth in our higher margin offshore regions and improved operating margin performance. The increase in fully diluted earnings per share was driven by higher net income during the current year and fewer diluted shares outstanding compared to the prior year period.
Trends and Factors Affecting our Performance
There are a number of key trends and factors that have affected and may affect our results of operations.

Macroeconomic Trends

Macroeconomic factors, including but not limited to, inflation and interest rates, global economic and geopolitical uncertainty, changes in foreign currency exchange rates, and the impact of these factors on our clients and their customers, could impact our financial results. Some of our customers have increased their focus on cost reduction, resulting in decisions to shift work from onshore sites to offshore sites, which may impact our revenues and operations in the near term. However, we also believe that they present opportunities with both new and existing clients, as companies maintain a focus on cost reduction and look for new solutions and delivery options.

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

Client’s Underlying Business Performance

Demand for customer interaction services reflects a client’s underlying business performance and priorities. Growth in a client’s business often results in increased demand for our customer engagement solutions. Conversely, a decline in a client’s business generally results in a decrease in demand for our customer engagement solutions, shifting volume to lower cost geographies, and potential increases in demand for our customer acquisition and expansion solutions. The correlation between a client's business performance and demand for outsourced customer interaction solutions can therefore be complex, and depends upon several factors, such as industry consolidation, client investments in growth, and overall macroeconomic environment, all of which can result in short term revenue volatility for outsourcing providers. Demand during the three months ended September 30, 2025 was higher when compared to the prior year quarter due to increased demand for our digital-first solutions, growth in our existing clients, and recent new client wins in strategic verticals.

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
As demand for delivery locations has continued to shift towards lower cost geographies during the three months ended September 30, 2025, we are in the process of building additional capacity in our offshore regions. In addition, we continue to realize cost savings as we geographically optimize our delivery centers in higher cost regions.

Labor Costs

When compensation levels of our employees increase, we may not be able to pass on such increased costs to our clients or do so on a timely basis, which tends to depress our operating profit margins if we cannot generate sufficient offsetting productivity gains. We continued to see increasing wage pressure in all of our geographies, in part brought on by the current global inflation and labor shortage, which is increasing competition for contact center agents from other sectors of the economy during the three months ended September 30, 2025. We were able to offset some of these wage increases with higher agent quality and increased productivity, higher agent retention, and increased client prices under contractual cost of living adjustments ("COLA"). Furthermore, our overall labor cost as a percentage of revenue is impacted by the aforementioned shift in delivery location from onshore delivery centers to offshore centers.
Delivery Location

We generate greater profit margins from our work carried out by agents located in offshore and nearshore regions compared to our work carried out from onshore locations in the United States. As a result, our operating margins are influenced by the proportion of our work delivered from these higher margin locations. Over time we have expanded and further diversified our delivery network by adding facilities in these locations, offering a significant relative cost advantage. Our percentage of workstations in nearshore and offshore geographies is approximately 97% as of September 30, 2025 versus 95% as of September 30, 2024. We regularly evaluate whether to procure additional space or enter into new markets as we continue to add employees and expand geographically to meet the demands of our business.
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

New Client Wins

We have a strong track record of winning key new client accounts and as a result of our land and expand strategy, we have been successful in subsequently increasing our revenues with these clients period over period. Historically, our in-year new client wins have generated approximately 2.0x to 3.0x revenue in the second and third years of the engagement.
Client Concentration
During the three months ended September 30, 2025, our largest client accounted for 10%, while our three largest clients accounted for 26% of our consolidated revenues. We believe our client diversification is a strength in a challenging market.

Pricing
Our revenues are dependent upon both volumes and unit pricing for our services. Client pricing is often expressed in terms of a base price per minute or hour as well as, in limited cases, with bonuses and occasionally penalties depending upon our achievement of certain client objectives. During the fiscal year ended June 30, 2025 and the three months ended September 30, 2025, the tightening in the global labor market and corresponding wage inflation, as well as increasing facilities expenses have resulted in us pursuing and successfully negotiating price increases or COLA with many of our clients.
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
Results of Operations
The following summarizes the results of our operations for the three months ended September 30, 2025 and 2024:

	Three Months Ended September 30,
($000s)	2025	2024
Revenue	$151,179	$129,717

Cost of services	106,577	90,041
Selling, general and administrative	26,525	26,215
Depreciation and amortization	4,378	4,369
Income from operations	$13,699	$9,092

Interest income	30	583
Interest expense	(217)	(162)
Income before income taxes	$13,512	$9,513

Provision for income tax expense	(1,470)	(1,982)
Net income	$12,042	$7,531
Three Months Ended September 30, 2025 and 2024

Revenue

Our revenue was $151.2 million for the three months ended September 30, 2025, an increase of $21.5 million, or 16.5%, compared to the prior year quarter. This increase was primarily driven by increases in our Retail & E-commerce vertical of $7.9 million, or 25.0%, HealthTech vertical of $3.6 million, or 19.5%, Travel, Transportation & Logistics vertical of $2.8 million, or 15.4%, and Other vertical of $11.6 million, or 28.1%, due to growth in our digital acquisition business, compared to the prior year quarter. These increases were partially offset by decreases in the Telecommunications vertical of $4.5 million, or 22.5%.

As a percentage of total revenue, the revenue from our Retail & E-commerce vertical increased to 26.3% compared to 24.5% in the prior year quarter, the revenue from our HealthTech vertical increased to 14.5% compared to 14.1%, the revenue from our Travel, Transportation & Logistics vertical of 14.1% remained consistent with 14.2%, and the revenue from our Other vertical increased to 35.0% compared to 31.8% in the prior year quarter. Conversely, the revenue from our Telecommunications vertical decreased to 10.2% compared to 15.4% in the prior year quarter.

Operating Expenses

Cost of services
Cost of services was $106.6 million during the three months ended September 30, 2025, an increase of $16.5 million, or 18.4%, compared to the prior year quarter. The increase in cost of services was primarily due to increases in payroll and related costs, reseller commissions and lead expenses, IT expenses, facility expenses, telecom, local transportation, and other site related expenses, and stock-based compensation.
Payroll and related costs were $77.9 million during the three months ended September 30, 2025, an increase of $9.9 million, or 14.6%, compared to the prior year quarter, due to increased revenues during the current year quarter. As a percent of revenue, payroll cost decreased to 51.5% during the three months ended September 30, 2025 compared to 52.4% during the prior year quarter, reflecting the continuing trend towards lower cost, higher margin regions.

Reseller commissions and lead expenses were $8.3 million during the three months ended September 30, 2025, an increase of $4.5 million, or 119.7%, compared to the prior year quarter. These increases were primarily due to increases in the utilization of our third-party affiliates for inbound inquiries as well as search engine costs in connection with increased revenues in our higher margin digital sales and marketing efforts.

IT expenses were $2.0 million during the three months ended September 30, 2025, an increase of $0.6 million, or 46.1%, compared to the prior year quarter, primarily due to additional software license fees.

Facility expenses were $12.8 million during the three months ended September 30, 2025, an increase of $0.3 million, or 2.7%, compared to the prior year quarter, primarily driven by expansions in our offshore regions.

Telecom, local transportation, and other site related expenses were $4.3 million, an increase of $0.7 million, or 18.2%, compared to the prior year period. These increases were primarily due to increased activity corresponding to our increased revenues during the current year quarter.

Stock-based compensation expense was $0.4 million during the three months ended September 30, 2025, an increase of $0.2 million, or 168.1%, compared to the prior year quarter, primarily driven by a higher share price impacting our liability-based grants.
Selling, general and administrative expense ("SG&A")

SG&A expense was $26.5 million during the three months ended September 30, 2025, an increase of $0.3 million, or 1.2%, compared to the prior year quarter. The change was driven by increased payroll and related costs of $1.3 million due to higher performance-based incentives and new hires to support growth, increased stock-based compensation of $1.7 million primarily due to new grants issued and a higher share price impacting our liability-based grants, increases in IT expenses of $0.6 million due to continued investments in core business management systems, as well as favorable foreign currency impacts of $2.8 million, partially offset by decreases in legal and professional fees, insurance expenses, and telecom expenses of $0.5 million compared to the prior year quarter.
Depreciation and amortization expense ("D&A")
D&A expense was $4.4 million during the three months ended September 30, 2025, consistent with the prior year quarter. As a percentage of revenue, D&A decreased to 2.9% during the three months ended September 30, 2025 compared to 3.4% during the prior year quarter.
Income from operations
Income from operations was $13.7 million during the three months ended September 30, 2025 compared to $9.1 million during the prior year quarter. The operating margin was 9.1% for three months ended September 30, 2025, up from 7.0% for the prior year quarter. The increase was primarily driven by margin expansion as we continued to realize growth in our higher margin offshore regions and favorable foreign currency impacts compared to the prior year quarter.

Interest income

Interest income during the three months ended September 30, 2025 was $0.03 million, compared to $0.6 million during the prior year quarter and consisted primarily of income from invested funds.

Interest expense

Interest expense during the three months ended September 30, 2025 was $0.2 million, consistent with the prior year quarter.
Provision for Income Taxes

Income tax expense was $1.5 million during the three months ended September 30, 2025, a decrease of $0.5 million when compared with the prior year quarter, primarily due to a lower effective tax rate in the current year quarter. The effective tax rate was 10.9% and 20.8% for the three months ended September 30, 2025 and 2024, respectively. The change in effective tax rates between these periods was primarily attributable to changes in revenue mix across our taxable jurisdictions and discrete tax benefits from stock-based compensation compared to the prior year quarter.
Non-GAAP Financial Measures
We present non-GAAP financial measures because we believe that they and other similar measures are widely used by certain investors, securities analysts and other interested parties as supplemental measures of performance and liquidity. We also use these measures internally to establish forecasts, budgets and operational goals to manage and monitor our business, as well as evaluate our underlying historical performance, as we believe that these non-GAAP financial measures provide a more helpful depiction of our performance of the business by encompassing only relevant and manageable events, enabling us to evaluate and plan more effectively for the future. The non-GAAP financial measures may not be comparable to other similarly titled measures of other companies, have limitations as analytical tools, and should not be considered in isolation or as a substitute for analysis of our operating results as reported in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"). Non-GAAP financial measures and ratios are not measurements of our performance, financial condition or liquidity under U.S. GAAP and should not be considered as alternatives to operating profit or net income / (loss) or as alternatives to cash flow from operating, investing or financing activities for the period, or any other performance measures, derived in accordance with U.S. GAAP.
Adjusted net income, adjusted net income margin, and adjusted earnings per share
Adjusted net income is a non-GAAP profitability measure that represents net income before the effect of the following items: severance costs, foreign currency gains and losses, and stock-based compensation expense, net of the tax impact of such adjustments. We define adjusted net income margin as adjusted net income divided by revenue. We define adjusted earnings per share as adjusted net income divided by weighted average diluted shares outstanding.
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

The following table provides a reconciliation of net income to adjusted net income, net income margin to adjusted net income margin, and diluted earnings per share to adjusted earnings per share for the periods presented:

	Three months ended September 30,
($000s, except per share amounts)	2025	2024
Net income	$12,042	$7,531
Net income margin	8.0%	5.8%

Severance costs	159	—
Foreign currency (gain) / loss	(1,320)	1,457
Stock-based compensation expense	2,550	670
Total adjustments	$1,389	$2,127
Tax impact of adjustments[1]	(297)	(626)
Adjusted net income	$13,134	$9,032
Adjusted net income margin	8.7%	7.0%

Diluted earnings per share	$0.82	$0.43
Per share impact of adjustments to net income	0.08	0.09
Adjusted earnings per share	$0.90	$0.52

Weighted average diluted shares outstanding	14,609	17,490

EBITDA, adjusted EBITDA, and adjusted EBITDA margin
EBITDA is a non-GAAP profitability measure that represents net income before the effect of the following items: interest expense, income tax expense, and D&A. Adjusted EBITDA is a non-GAAP profitability measure that represents EBITDA before the effect of the following items: severance costs, interest income, foreign currency gains and losses, and stock-based compensation expense. Adjusted EBITDA margin is a non-GAAP profitability measure that represents adjusted EBITDA divided by revenue.
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
The following table provides a reconciliation of net income to EBITDA and adjusted EBITDA and net income margin to adjusted EBITDA margin for the periods presented:

	Three months ended September 30,
($000s)	2025	2024
Net income	$12,042	$7,531
Net income margin	8.0%	5.8%

Interest expense	217	162
Income tax expense	1,470	1,982
Depreciation and amortization	4,378	4,369
EBITDA	$18,107	$14,044
Severance costs	159	—
Interest income	(30)	(583)
Foreign currency (gain) / loss	(1,320)	1,457
Stock-based compensation expense	2,550	670
Adjusted EBITDA	$19,466	$15,588

Adjusted EBITDA margin	12.9%	12.0%
Net income margin

Net income margin was 8.0% for the three months ended September 30, 2025 compared to 5.8% during the prior year quarter. This increase was primarily driven by revenue growth in our higher margin offshore regions, lower SG&A expenses as a percentage of revenue, lower income tax expenses, and foreign currency gains during the three months ended September 30, 2025 compared to the same quarter in the prior year.

Adjusted EBITDA margin

Adjusted EBITDA margin was 12.9% for the three months ended September 30, 2025 compared to 12.0% during the prior year quarter. This increase was primarily driven by revenue growth in our higher margin offshore regions and lower SG&A expenses as a percentage of revenue during the three months ended September 30, 2025 compared to the same quarter in the prior year.

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

	Three months ended September 30,
($000s)	2025	2024
Net cash provided by operating activities	$15,670	$7,762
Less: capital expenditures	7,639	3,630
Free cash flow	$8,031	$4,132
Net cash provided by operating activities during the three months ended September 30, 2025 and 2024 was $15.7 million and $7.8 million, respectively. Free cash flow during the three months ended September 30, 2025 and 2024 was $8.0 million and $4.1 million, respectively. The increase in capital expenditures during the current year was driven by expansions in our offshore regions to meet demand and purchases of IT and telecommunications equipment.

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
Net cash is calculated below:

	September 30,	June 30,
($000s)	2025	2025
Cash and cash equivalents	$22,694	$15,350

Debt
Current	$847	$823
Non-current	726	796
Total debt	$1,573	$1,619
Net cash	$21,121	$13,731

JOBS Act Accounting Election
We qualify as an emerging growth company ("EGC") pursuant to the provisions of the JOBS Act. The JOBS Act permits an EGC like us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. We have elected to use the extended transition period until we are no longer an EGC (which we expect will occur on June 30, 2026) or until we choose to opt out of the extended transition period affirmatively and irrevocably. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements applicable to public companies.

Liquidity and Capital Resources
As of September 30, 2025, our principal sources of liquidity were cash and cash equivalents totaling $22.7 million, cash flows from operations, and the unused availability under our existing credit facilities with HSBC Bank USA, National Association and HSBC Bank Middle East Limited (collectively, the "HSBC Credit Facilities") of $67.4 million.
As of September 30, 2025, our total indebtedness was $1.6 million, consisting of our finance leases. We were in compliance with all debt covenants as of September 30, 2025. Refer to Note 5, "Debt" in the consolidated financial statements included in this Form 10-Q for additional information on our debt.

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

To the extent additional funds are necessary to meet our long-term liquidity needs as we execute on our business strategy, we anticipate that they will be obtained through the utilization of current availability under our HSBC Credit Facilities, additional indebtedness, additional equity financings or a combination of these potential sources of funds; however, such additional financing may not be available on favorable terms, or at all. If we are unable to raise additional funds when desired, our business, financial condition and results of operations could be adversely affected.

In connection with the HSBC Credit Facilities, the Company had deferred debt issuance costs of $0.8 million, which are included in other current assets and other non-current assets in the consolidated balance sheets as of September 30, 2025.

The Board may authorize share repurchases of the Company’s common shares and the Company had multiple share repurchase plans during the three months ended September 30, 2025 and 2024. The Company’s current share repurchase program allows us to repurchase up to $15 million in shares through May 12, 2026. During the three months ended September 30, 2025 and 2024, the Company repurchased 91,658 and 282,129 shares, respectively, of its common shares totaling $2.7 million, and $4.7 million respectively. All repurchases under these programs were funded with our existing cash balance.

The following discussion highlights our cash flow activities during the three months ended September 30, 2025 and 2024:

	Three Months Ended September 30,
($000s)	2025	2024
Net cash inflow / (outflow) from
Operating activities	$15,670	$7,762
Investing activities	(7,639)	(3,630)
Financing activities	(647)	(4,596)
Effects of exchange rate difference on cash and cash equivalents	(40)	49
Net increase / (decrease) in cash and cash equivalents	$7,344	$(415)
Cash and cash equivalents at beginning of the period	15,350	62,720
Cash and cash equivalents at the end of the period	$22,694	$62,305

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

As of September 30, 2025, we had cash and cash equivalents of $22.7 million, including $16.1 million located outside of the United States, and $2.6 million that is subject to certain local regulations on repatriation. As of June 30, 2025, we had cash and cash equivalents of $15.4 million, including $12.0 million located outside of the United States, and $2.7 million that is subject to certain local regulations on repatriation.
Cash Flows from Operating Activities

Net cash inflow from operating activities during the three months ended September 30, 2025 increased to $15.7 million compared to $7.8 million during the prior year quarter, which was driven by an increase in our revenues which drove increased profitability, as well as lower use of working capital.
Cash Flows from Investing Activities
During the three months ended September 30, 2025, we incurred expenditures of $7.6 million on investing activities primarily driven by expansions in our offshore regions and purchases of IT and telecommunications equipment.

During the three months ended September 30, 2024, we incurred expenditures of $3.6 million on investing activities primarily driven by expansions in our offshore and nearshore regions.
Cash Flows from Financing Activities
During the three months ended September 30, 2025, we expended $0.6 million on financing activities, of which $2.8 million related to the repurchase of our common shares and $0.3 million related to principal payments on our finance leases, partially offset by net cash receipts of $2.4 million from stock transactions.
During the three months ended September 30, 2024, we expended $4.6 million on financing activities, of which $4.8 million related to the repurchase of our common shares and $0.2 million related to principal payments on our finance leases, partially offset by net cash receipts of $0.4 million from stock transactions.
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

Based upon our level of operations during the three months ended September 30, 2025, a 10% appreciation/depreciation in the PHP against the U.S. dollar would have increased or decreased our expenses incurred and paid in PHP by approximately $3.7 million or $3.0 million, respectively, for the three months ended September 30, 2025. Based upon our level of operations during the three months ended September 30, 2025, a 10% appreciation/depreciation in the Jamaican Dollar against the U.S. dollar would have increased or decreased our expenses incurred and paid in Jamaican Dollar by approximately $1.2 million or $1.0 million, respectively, for the three months ended September 30, 2025. Based upon our level of operations during the three months ended September 30, 2025, a 10% appreciation/depreciation in the Pakistani Rupee against the U.S. dollar would have increased or decreased our expenses incurred and paid in Pakistani Rupee by approximately $1.4 million or $1.1 million, respectively, for the three months ended September 30, 2025.

To mitigate against credit and default risk, we only enter into derivative contracts and other financial instruments with investment grade financial institutions and our derivative valuations reflect the creditworthiness of our counterparties. As of the date of this Form 10-Q, we have not experienced, nor do we anticipate experiencing, any counterparty defaults.
Refer to Note 6. "Derivatives" in the consolidated financial statements included in this Form 10-Q for additional information on our foreign currency hedging program.
Interest rate risk
As of September 30, 2025, the Company’s exposure to interest rate risk related primarily to the HSBC Credit Facilities. Borrowings under the U.S. Credit Facility bears interest at a per annum rate equal to term SOFR plus 2%, or equal to alternate base rate plus 1%. Borrowings under the UAE Loan Facility bears interest at a per annum rate equal to 3-month term SOFR plus 2%. As of September 30, 2025, the Company did not have any outstanding balances on the HSBC Credit Facilities. Accordingly, a hypothetical 10% increase or decrease in SOFR would not cause a material increase or decrease in our interest expense over the next 12 months.
ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain "disclosure controls and procedures," as this term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our Chief

Executive Officer and Chief Financial Officer recognize that these controls, no matter how well designed and operated, cannot provide absolute assurance that the objectives of these controls will be met.

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2025. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2025.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On May 1, 2025, the Board authorized $15 million in share repurchases which commenced on May 12, 2025 for twelve months (the "2025 Share Repurchase Program”). The following table provides information related to our purchases of our common shares during the three months ended September 30, 2025:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under 2025 Share Repurchase Program ($000s)
July 1 - 31, 2025	29,693	$29.74	29,693	$12,441
August 1 - 31, 2025	44,365	$28.87	44,365	$11,160
September 1 - 30, 2025	17,600	$29.20	17,600	$10,646
Total	91,658	$29.21	91,658

Recent Sale of Unregistered Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information

(c) Trading Plans

During the quarter ended September 30, 2025, no Company director or officer (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated (including by modification) a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as such terms are defined in Item 408 of Regulation S-K.

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

IBEX LIMITED
(Registrant)

Date:	November 6, 2025	By:	/s/ Robert Dechant
Robert Dechant
Chief Executive Officer
(Principal Executive Officer)

Date:	November 6, 2025	By:	/s/ Taylor Greenwald
Taylor Greenwald
Chief Financial Officer
(Principal Financial and Accounting Officer)