Form 10-Q
period 2025-12-31
IBEX Ltd
filed 2026-02-05
CIK 1720420

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
FORM 10-Q
_______________________
(Mark One)

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2025
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
N/A
(Former name, former address and former fiscal year, if changed since last report)
_______________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common shares, par value of $0.000111650536	IBEX	Nasdaq Global Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. o
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). o Yes x No
The number of common shares outstanding of IBEX LIMITED as of January 30, 2026 was 13,405,520.

IBEX LIMITED
Quarterly Report on Form 10-Q
For Quarterly Period Ended December 31, 2025

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

IBEX LIMITED AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)
(in thousands, except share data)

	December 31, 2025	June 30, 2025
Assets
Current assets
Cash and cash equivalents	$15,460	$15,350
Accounts receivable, net	130,505	117,136
Prepaid expenses	9,171	9,443
Due from related parties	—	40
Tax advances and receivables	1,451	1,522
Other current assets	1,937	2,128
Total current assets	158,524	145,619

Non-current assets
Property and equipment, net	44,217	32,563
Operating lease assets	57,157	62,276
Goodwill	11,832	11,832
Deferred tax asset, net	8,595	7,163
Other non-current assets	15,472	13,762
Total non-current assets	137,273	127,596
Total assets	$295,797	$273,215

Liabilities and stockholders' equity
Current liabilities
Accounts payable and accrued liabilities	$24,632	$18,692
Accrued payroll and employee-related liabilities	37,355	38,588
Current deferred revenue	8,521	5,498
Current operating lease liabilities	14,411	14,332
Current debt	837	823
Due to related parties	—	22
Income taxes payable	749	1,986
Total current liabilities	86,505	79,941

Non-current liabilities
Non-current deferred revenue	1,472	1,130
Non-current operating lease liabilities	48,499	53,804
Long-term debt	594	796
Other non-current liabilities	4,212	3,235
Total non-current liabilities	54,777	58,965
Total liabilities	141,282	138,906

Stockholders' equity
Common stock: par value $0.000111650536, 108,057,967 shares authorized, 13,440,178 and 13,357,990 shares outstanding as of December 31, 2025 and June 30, 2025, respectively	2	1
Treasury stock at cost: 5,685,261 and 5,515,403 shares as of December 31, 2025 and June 30, 2025, respectively	(108,893)	(103,338)
Additional paid-in capital	223,927	218,241
Accumulated other comprehensive loss	(10,521)	(6,336)
Retained earnings	50,000	25,741
Total stockholders' equity	154,515	134,309
Total liabilities and stockholders' equity	$295,797	$273,215
See accompanying notes to unaudited consolidated financial statements.

IBEX LIMITED AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(Unaudited)
(in thousands, except per share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
Revenue	$164,221	$140,682	$315,400	$270,399

Cost of services (exclusive of depreciation and amortization presented separately below)	116,629	98,762	223,206	188,803
Selling, general and administrative	27,555	25,706	54,080	51,921
Depreciation and amortization	4,750	4,286	9,128	8,655
Total operating expenses	148,934	128,754	286,414	249,379
Income from operations	15,287	11,928	28,986	21,020

Interest income	59	311	89	894
Interest expense	(248)	(620)	(465)	(782)
Income before income taxes	15,098	11,619	28,610	21,132

Provision for income tax expense	(2,881)	(2,351)	(4,351)	(4,333)
Net income	$12,217	$9,268	$24,259	$16,799

Other comprehensive income
Foreign currency translation adjustments	$(369)	$(911)	$(1,581)	$477
Unrealized (loss) / gain on cash flow hedging instruments, net of tax	(416)	(193)	(2,604)	186
Total other comprehensive (loss) / income	(785)	(1,104)	(4,185)	663
Total comprehensive income	$11,432	$8,164	$20,074	$17,462

Net income per share
Basic	$0.91	$0.61	$1.81	$1.05
Diluted	$0.83	$0.57	$1.65	$1.00

Weighted average common shares outstanding
Basic	13,469	15,126	13,414	16,007
Diluted	14,737	16,456	14,673	16,977
See accompanying notes to unaudited consolidated financial statements.

IBEX LIMITED AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
(Unaudited)
(in thousands)

Three months ended December 31, 2024 and 2025
	Common shares		Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings / (Deficit)	Total Stockholders' Equity
	Shares	Amount	Amount
Balance, September 30, 2024	16,765	$2	$(30,045)	$210,872	$(6,146)	$(3,592)	$171,091
Net income	—	—	—	—	—	9,268	9,268
Foreign currency translation adjustment	—	—	—	—	(911)	—	(911)
Changes in fair value of cash flow hedges	—	—	—	—	(193)	—	(193)
Purchase of treasury shares	(3,607)	(1)	(71,561)	—	—	—	(71,562)
Issuance of common shares	24	—	—	343	—	—	343
Stock-based compensation expense	—	—	—	901	—	—	901
Balance, December 31, 2024	13,182	$1	$(101,606)	$212,116	$(7,250)	$5,676	$108,937

	Common shares		Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
	Shares	Amount	Amount
Balance, September 30, 2025	13,424	$2	$(106,018)	$221,594	$(9,736)	$37,783	$143,625
Net income	—	—	—	—	—	12,217	12,217
Foreign currency translation adjustment	—	—	—	—	(369)	—	(369)
Changes in fair value of cash flow hedges	—	—	—	—	(416)	—	(416)
Purchase of treasury shares	(78)	—	(2,875)	—	—	—	(2,875)
Issuance of common shares	97	—	—	1,003	—	—	1,003
Shares withheld related to net share settlement of equity awards	(3)	—	—	(108)	—	—	(108)
Stock-based compensation expense	—	—	—	1,438	—	—	1,438
Balance, December 31, 2025	13,440	$2	$(108,893)	$223,927	$(10,521)	$50,000	$154,515

IBEX LIMITED AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity (continued)
(Unaudited)
(in thousands)

Six months ended December 31, 2024 and 2025	Common shares		Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income / (Loss)	Retained Earnings / (Deficit)	Total Stockholders' Equity
	Shares	Amount	Amount
Balance, June 30, 2024	17,017	$2	$(25,367)	$210,200	$(7,913)	$(11,123)	$165,799
Net income	—	—	—	—	—	16,799	16,799
Foreign currency translation adjustment	—	—	—	—	477	—	477
Changes in fair value of cash flow hedges	—	—	—	—	186	—	186
Purchase of treasury shares	(3,890)	(1)	(76,239)	—	—	—	(76,240)
Issuance of common shares	55	—	—	725	—	—	725
Stock-based compensation expense	—	—	—	1,191	—	—	1,191
Balance, December 31, 2024	13,182	$1	$(101,606)	$212,116	$(7,250)	$5,676	$108,937

	Common shares		Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
	Shares	Amount	Amount
Balance, June 30, 2025	13,358	$1	$(103,338)	$218,241	$(6,336)	$25,741	$134,309
Net income	—	—	—	—	—	24,259	24,259
Foreign currency translation adjustment	—	—	—	—	(1,581)	—	(1,581)
Changes in fair value of cash flow hedges	—	—	—	—	(2,604)	—	(2,604)
Purchase of treasury shares	(170)	—	(5,555)	—	—	—	(5,555)
Issuance of common shares	255	1	—	3,415	—	—	3,416
Shares withheld related to net share settlement of equity awards	(3)	—	—	(108)	—	—	(108)
Stock-based compensation expense	—	—	—	2,379	—	—	2,379
Balance, December 31, 2025	13,440	$2	$(108,893)	$223,927	$(10,521)	$50,000	$154,515

See accompanying notes to unaudited consolidated financial statements.

IBEX LIMITED AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Six Months Ended December 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$24,259	$16,799
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,128	8,655
Noncash lease expense	6,925	6,409
Deferred income tax	(1,432)	(767)
Stock-based compensation expense	3,664	1,905
Allowance for expected credit losses	225	323
Change in assets and liabilities:
Increase in accounts receivable	(13,576)	(22,505)
Increase in prepaid expenses and other current assets	(2,206)	(1,013)
(Decrease) / increase in accounts payable and accrued liabilities	(857)	3,078
Increase in deferred revenue	3,365	2,465
Decrease in operating lease liabilities	(7,181)	(6,446)
Net cash inflow from operating activities	22,314	8,903

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(19,371)	(7,949)
Net cash outflow from investing activities	(19,371)	(7,949)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from line of credit	11,000	9,160
Repayments of line of credit	(11,000)	(1,660)
Proceeds from the exercise of options	3,348	724
Taxes paid related to net share settlement of equity awards	(41)	—
Principal payments on finance leases	(549)	(353)
Purchase of treasury shares	(5,553)	(51,369)
Net cash outflow from financing activities	(2,795)	(43,498)
Effects of exchange rate difference on cash and cash equivalents	(38)	30
Net increase / (decrease) in cash and cash equivalents	110	(42,514)
Cash and cash equivalents, beginning	15,350	62,720
Cash and cash equivalents, ending	$15,460	$20,206

Supplemental cash flow disclosures
Cash paid for interest	$465	$782
Cash paid for income taxes	$7,109	$6,782

Supplemental non-cash disclosures
Change in accounts payable related to fixed assets	$1,410	$2,777
Share repurchases funded by convertible debt	—	$25,000
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

The Company delivers innovative business process outsourcing ("BPO"), smart digital marketing, online acquisition technology, and end-to-end customer engagement solutions to help its clients acquire, engage, and retain valuable customers. The Company operates a global customer experiences ("CX") delivery center model consisting of 32 delivery centers around the world, while deploying next-generation technology to drive superior customer experiences for many of the world’s leading companies across various verticals, including Retail & E-commerce, HealthTech, FinTech, Utilities, and Travel, Transportation & Logistics. The Company leverages its diverse global team of approximately 39,000 employees together with industry-leading technology, including its Wave iX platform, to manage customer interactions on behalf of our clients, driving a truly differentiated customer experience.
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

In the opinion of the Company, these unaudited consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of December 31, 2025, its results of operations, comprehensive income, and stockholders’ equity for the three and six months ended December 31, 2025 and 2024, and cash flows for the six months ended December 31, 2025 and 2024. The consolidated balance sheet as of June 30, 2025 was derived from the audited annual financial statements included in the Annual Report.

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

Property and equipment, net

Property and equipment and assets leased under finance leases are carried at cost at the acquisition date and are depreciated using the straight-line method over their estimated useful lives.

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

Income taxes
Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are also recognized for the estimated future effects of tax loss carryforwards. The effect of changes in tax rates on deferred taxes is recognized in the period in which the enactment dates change. The Company records valuation allowances against its deferred tax assets based on whether it is more likely than not that the deferred tax assets will be realized.
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

The Company's primary risk of involvement with Safeguard is the loss of certain assets and incurrence of certain obligations that may be due in the event of early termination of the contract. The Company’s maximum exposure to loss on early termination is $3.7 million and $1.6 million at December 31, 2025 and June 30, 2025, respectively, which is included in prepaid expenses and other non-current assets in the consolidated balance sheets. As of December 31, 2025 and June 30, 2025, the Company also had a refundable lease deposit of $0.8 million and $0.4 million, respectively, which is included in other non-current assets, and accrued expenses of $0.9 million and $0.3 million, respectively, for services received, which are included in accounts payable and accrued liabilities, respectively, in the consolidated balance sheets. Amounts related to early termination of the contract cannot be reasonably estimated as of December 31, 2025. The Company believes that the possibility of a loss is remote. For the six months ended December 31, 2025, the Company did not provide any financial support to Safeguard other than its contractual commitments.

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

The Company had capitalized cloud computing software costs of $3.8 million and $4.1 million, which are included in prepaid expenses and other non-current assets in the consolidated balance sheets, as of December 31, 2025 and June 30, 2025, respectively.

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
Recently Issued Accounting Pronouncements

In March 2024, the SEC issued climate disclosure rules, which required the disclosure of climate-related information in annual reports and registration statements. Various legal challenges were made to the rules, which were consolidated for review by the U.S. Eighth Circuit Court of Appeals. On March 27, 2025, the SEC voted to end its defense to these legal challenges. On April 24, 2025, and again on September 12, 2025, the U.S. Eighth Circuit Court of Appeals ordered that the litigation would again be held in abeyance until such time as the SEC reconsiders or renews its defense of the climate disclosure rules. Unless or until the SEC reconsiders or resumes defining its climate change rules, the litigation will remain paused. We continue to monitor for any updates and evaluate the impact of the new rules on the disclosures to our consolidated financial statements.

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

In September 2025, the FASB issued ASU No. 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, to modernize the accounting for software costs under Subtopic 350-40 and requires a Company to start capitalizing software costs when management has authorized and committed to funding the software project and it is probable that the project will be completed and the software will be used to perform the function intended. The amendments in ASU No. 2025-06 are effective for fiscal years beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted. We are currently evaluating the impact of the new guidance on the disclosures to our consolidated financial statements.

In December 2025, the FASB issued ASU No. 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which improves the guidance in Topic 270 by providing additional guidance on required disclosures for interim reporting periods. The amendments also include a disclosure principle that requires entities to disclose events since the end of the last annual reporting period that have a material impact on the Company. The amendments in ASU No. 2025-11 are effective for fiscal years beginning after December 15, 2027, and interim periods within fiscal years beginning after December 15, 2028. Early adoption is permitted. We are currently evaluating the impact of the new guidance on the disclosures to our consolidated financial statements.

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
2.REVENUE FROM CONTRACTS WITH CUSTOMERS
The majority of the Company’s revenues are derived from contracts with customers who are located in the United States of America (the "United States" or "U.S."). However, the Company delivers most of its services from regional customer experience delivery centers that are located in geographies outside of the United States. Our global delivery model is built on regional delivery centers and includes a unique ability to support work-at-home capabilities in any region.

The Company generated its revenue from clients based in the United States and other countries as shown below:

	Three Months Ended December 31,		Six Months Ended December 31,
($000s)	2025	2024	2025	2024
United States	$158,679	$135,478	$304,895	$260,126
Other countries	5,542	5,204	10,505	10,273
Total Revenue	$164,221	$140,682	$315,400	$270,399

The following table presents the breakdown of the Company’s revenues by geographical location, based on where the services are provided:

	Three Months Ended December 31,		Six Months Ended December 31,
($000s)	2025	2024	2025	2024
Onshore (United States)	$39,454	$30,943	$77,056	$62,042
Offshore (Philippines, Pakistan, India)	85,815	73,837	162,862	138,273
Nearshore (Jamaica, Nicaragua, Honduras)	38,952	35,902	75,482	70,084
Total Revenue	$164,221	$140,682	$315,400	$270,399

The following table presents the breakdown of the Company’s revenue by pattern of revenue recognition:

	Three Months Ended December 31,		Six Months Ended December 31,
($000s)	2025	2024	2025	2024
Services transferred over time	$147,090	$132,377	$280,147	$253,315
Services transferred at a point in time	17,131	8,305	35,253	17,084
Total Revenue	$164,221	$140,682	$315,400	$270,399

The movement in deferred revenue was as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
($000s)	2025	2024	2025	2024
Beginning balance	$7,242	$5,956	$6,628	$5,877
Revenue recognized	(2,344)	(1,712)	(4,492)	(3,873)
Revenue deferred	5,095	4,098	7,857	6,338
Ending balance	$9,993	$8,342	$9,993	$8,342
3.ACCOUNTS RECEIVABLE AND SIGNIFICANT CLIENT
Accounts receivable, net in the accompanying consolidated balance sheets consists of the following:

	December 31,	June 30,
($000s)	2025	2025
Accounts receivable	$130,879	$117,368
Less: Allowance for credit losses	(374)	(232)
Accounts receivable, net	$130,505	$117,136

The Company will write-off accounts receivable against the allowance when it determines a balance is uncollectible.

Activity in the Company's allowance for credit losses consists of the following:

	Three Months Ended December 31,		Six Months Ended December 31,
($000s)	2025	2024	2025	2024
Beginning balance	$284	$155	$232	$72
Provision for credit losses	173	261	259	344
Reversal of provision for credit losses	—	(21)	(34)	(21)
Uncollectible receivables written off	(86)	(47)	(86)	(47)
Effect of foreign exchange	3	—	3	—
Ending balance	$374	$348	$374	$348

Significant Client

During the six months ended December 31, 2025 and 2024, the Company had one client that contributed approximately 10% and 11% of total revenue, respectively.

To limit the Company's credit risk with its clients, management regularly monitors the aging of customer receivables, maintains allowances for credit losses and may require prepayment for services from certain clients. Based on currently available information, management does not believe significant credit risk exists as of December 31, 2025.

4.LEASES

The Company has operating lease obligations primarily for its delivery centers and finance lease obligations primarily for vehicles and other equipment. Leases typically have initial terms of two to 15 years, and may include renewal options if the Company is reasonably certain to exercise such options.

The components of lease cost are as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
($000s)	2025	2024	2025	2024
Operating lease cost:
Operating lease cost	$5,024	$4,572	$10,035	$9,442
Variable lease cost	812	746	1,632	1,479
Short-term lease cost	97	210	163	359
Total operating lease cost	$5,933	$5,528	$11,830	$11,280

Finance lease cost:
Amortization of right of use assets	$276	$232	$558	$453
Interest on lease liabilities	66	79	142	160
Total finance lease cost	$342	$311	$700	$613

The following table presents supplemental balance sheet information related to leases:

	December 31,	June 30,
($000s)	2025	2025
Operating lease assets	$57,157	$62,276

Operating lease liabilities, current	14,411	14,332
Operating lease liabilities, non-current	48,499	53,804
Total operating lease liabilities	$62,910	$68,136

Finance lease assets, net	$1,576	$1,776

Finance lease liabilities, current	$837	$823
Finance lease liabilities, non-current	594	796
Total finance lease liabilities	$1,431	$1,619

The following table presents supplemental cash flow information related to leases:

	Six Months Ended December 31,
($000s)	2025	2024
Cash paid for amounts included in the measurement of lease liabilities	$7,181	$6,446
Operating cash flows paid for interest portion of finance leases	$142	$160
Financing cash flows paid for principal portion of finance leases	$549	$353

The following table presents supplemental noncash information related to leases:

	Six Months Ended December 31,
($000s)	2025	2024
Right-of-use assets obtained in exchange for lease obligations
Operating leases	$2,879	$3,351
Finance leases	$277	$237
Reduction due to reassessment of lease renewal options
Right-of-use assets	$—	$(2,426)
Operating lease liabilities	$—	$(2,426)

	December 31,	June 30,
	2025	2025
Weighted average remaining lease term (in years)
Operating leases	4.2	4.5
Finance leases	1.8	2.0

Weighted average discount rate
Operating leases	10.7%	10.4%
Finance leases	18.0%	19.3%

The following table presents the maturities of our lease liabilities as of December 31, 2025:

($000s)	Operating Leases	Finance Leases
2026-remainder of year	$9,908	$528
2027	19,590	779
2028	18,652	324
2029	16,489	15
2030	7,703	—
Thereafter	7,804	—
Total undiscounted lease payments	80,146	1,646
Less: liability accretion	(17,236)	(215)
Total lease liabilities	$62,910	$1,431

5.     DEBT
Debt consists of the following:

	December 31,	June 30,
($000s)	2025	2025
Debt
Finance leases	1,431	1,619
Total Debt	$1,431	$1,619
Less: Current debt	(837)	(823)
Total Long-term debt	$594	$796
As of December 31, 2025, the Company had $67.3 million of borrowing available under our $75.0 million revolving credit facilities with HSBC Bank USA, National Association and HSBC Bank Middle East Limited (collectively, the "HSBC Credit Facilities") based on eligible collateral.

The HSBC Credit Facilities contain certain financial and non-financial covenants, including, among other things, covenants in respect of a total net leverage ratio, fixed charge coverage ratio, and restrictions on incurring additional debt and liens, making certain restricted payments and investments, engaging in certain transactions with affiliates, and disposal of assets. The Company was in compliance with all debt covenants as of December 31, 2025.

The Company had deferred debt issuance costs of $0.7 million and $0.9 million, as of December 31, 2025 and June 30, 2025, respectively, which are included in other current assets and other non-current assets in the consolidated balance sheets.

6.    DERIVATIVES
Foreign exchange contracts
From time to time, the Company enters into foreign currency exchange contracts, consisting of offsetting foreign exchange option contracts ("collars"), to mitigate foreign exchange fluctuations on the Philippine Peso ("PHP") within a certain range and on a certain percentage of its PHP operating costs. The collars are designated as cash flow hedges upon inception, in accordance with ASC 815, in order to match the financial results of the hedges with the forecasted transactions. These contracts cover periods commensurate with the expected exposure, generally one to 18 months. The Company has not experienced any counterparty defaults.
The following tables show the notional amount of our foreign exchange cash flow hedging instruments as of December 31, 2025 and June 30, 2025:

	Hedged currency	Local Currency Notional amount (000s)	U.S. Dollar Notional amount ($000s)	Contracts Maturing Through
As of December 31, 2025	PHP	5,400,000	$93,494	June 2027
As of June 30, 2025	PHP	5,080,000	$88,887	September 2026
Changes in the fair value of derivatives that are designated and qualify as cash flow hedges are recognized in accumulated other comprehensive income (loss) ("AOCI"). Amounts previously recognized in AOCI are reclassified to cost of services in the periods in which the hedged expenses occur.
Refer to Note 9. "Fair Value" for further details on the fair value of our foreign exchange cash flow hedging instruments as of December 31, 2025 and June 30, 2025.

Refer to Note 11. "Stockholders' Equity" for further details on the change in fair value of our cash flow hedges and the net gain or loss reclassified to earnings from effective hedges during the three and six months ended December 31, 2025 and 2024.

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
8.STOCK-BASED COMPENSATION
The following tables summarize the components of stock-based compensation expense recognized in the Company’s consolidated statements of comprehensive income, both by line item and by plan:

	Three Months Ended December 31,		Six Months Ended December 31,
($000s)	2025	2024	2025	2024
Cost of services	$(50)	$129	$312	$264
Selling, general and administrative	1,164	1,106	3,352	1,641
Total stock-based compensation expense	$1,114	$1,235	$3,664	$1,905

	Three Months Ended December 31,		Six Months Ended December 31,
($000s)	2025	2024	2025	2024
Phantom Stock Plans	$(324)	$334	$1,285	$714
2020 Long Term Incentive Plan	1,438	901	2,379	1,191
Total stock-based compensation expense	$1,114	$1,235	$3,664	$1,905
During the three months ended December 31, 2025, the Company granted 15,000 TSR Awards under the 2020 Long Term Incentive Plan. The TSR Awards are measured equally over three separate performance periods ending on June 30, 2026, June 30, 2027, and June 30, 2028. The weighted average grant-date fair value of awards was $55.96 per award.
As of December 31, 2025, there was $5.9 million of total unrecognized compensation expense related to non-vested stock-based awards, which is expected to be recognized over a weighted-average period of 2.53 years.
9.FAIR VALUE
The fair value hierarchy prioritizes the input to valuation techniques used to measure fair value. The hierarchy requires that the Company maximize the use of observable inputs and minimize the use of unobservable inputs. The levels of the fair value hierarchy are as follows:
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

The following is a summary of the Company’s fair value measurements on a recurring basis as of December 31, 2025 and June 30, 2025:

As of December 31, 2025	Fair Value Measurements Using
($000s)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities
Cash flow hedge - foreign currency collars, net	$—	$1,879	$—
Phantom stock options	—	2,994	—
Total liabilities	$—	$4,873	$—

As of June 30, 2025	Fair Value Measurements Using
($000s)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash flow hedge - foreign currency collars, net	$—	$724	$—
Total assets	$—	$724	$—

Liabilities
Phantom stock options	$—	$2,341	$—
Total liabilities	$—	$2,341	$—

These balances are included in accounts payable and accrued liabilities and other non-current liabilities in the consolidated balance sheets as of December 31, 2025, and in other current assets, accounts payable and accrued liabilities, and other non-current liabilities as of June 30, 2025.
There were no transfers between the different hierarchy levels during the three and six months ended December 31, 2025 and 2024.

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
The Company recorded a provision for income taxes of $2.9 million and $4.4 million during the three and six months ended December 31, 2025, respectively. The effective tax rate was 19.1% and 15.2% for the three and six months ended December 31, 2025, respectively. The Company recorded a provision for income taxes of $2.4 million and $4.3 million in the three and six months ended December 31, 2024, respectively. The effective tax rate was 20.2% and 20.5% for the three and six months ended December 31, 2024, respectively. The changes in effective tax rates between these periods was primarily attributable to changes in revenue mix across our taxable jurisdictions and discrete items, including discrete tax benefits from stock-based compensation recorded during the six months ended December 31, 2025.
The difference between the effective tax rate applicable to the Company and the 21% U.S. federal statutory rate in the three and six months ended December 31, 2025 was primarily due to "Tax Holidays" in certain countries in which we operate and the distribution of taxable income in countries with differing tax rates. We have been granted Tax Holidays as an incentive to attract foreign investment by the governments of Nicaragua, Pakistan, Honduras, Jamaica, and certain qualifying locations in the Philippines. Generally, a Tax Holiday is an agreement between us and a foreign government under which we receive certain tax benefits in that country.

The aggregate reduction in income tax expense due to the above Tax Holidays was $1.4 million and $2.4 million for the three and six months ended December 31, 2025, respectively. The aggregate reduction in income tax expense per diluted share was $0.09 and $0.17 for the three and six months ended December 31, 2025, respectively. The aggregate reduction in income tax expense due to the above Tax Holidays was $0.9 million and $2.3 million for the three and six months ended December 31, 2024, respectively. The aggregate reduction in income tax expense per diluted share was $0.05 and $0.14 for the three and six months ended December 31, 2024, respectively.
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

11.STOCKHOLDERS’ EQUITY

AOCI
The following tables present changes by component:

Three months ended December 31, 2024 and 2025
($000s)	Foreign Currency Translation Adjustment	Derivative Valuation	Defined Benefit Plan	Total
Balance, September 30, 2024	$(6,495)	$144	$205	$(6,146)
Foreign currency translation	(911)	—	—	(911)
Unrealized losses on cash flow hedges	—	(370)	—	(370)
Reclassifications to earnings	—	177	—	177
Balance, December 31, 2024	$(7,406)	$(49)	$205	$(7,250)

($000s)	Foreign Currency Translation Adjustment	Derivative Valuation	Defined Benefit Plan	Total
Balance, September 30, 2025	$(7,981)	$(1,648)	$(107)	$(9,736)
Foreign currency translation	(369)	—	—	(369)
Unrealized losses on cash flow hedges	—	(842)	—	(842)
Reclassifications to earnings	—	426	—	426
Balance, December 31, 2025	$(8,350)	$(2,064)	$(107)	$(10,521)

Six months ended December 31, 2024 and 2025
($000s)	Foreign Currency Translation Adjustment	Derivative Valuation	Defined Benefit Plan	Total
Balance, June 30, 2024	$(7,883)	$(235)	$205	$(7,913)
Foreign currency translation	477	—	—	477
Unrealized losses on cash flow hedges	—	(72)	—	(72)
Reclassifications to earnings	—	258	—	258
Balance, December 31, 2024	$(7,406)	$(49)	$205	$(7,250)

($000s)	Foreign Currency Translation Adjustment	Derivative Valuation	Defined Benefit Plan	Total
Balance, June 30, 2025	$(6,769)	$540	$(107)	$(6,336)
Foreign currency translation	(1,581)	—	—	(1,581)
Unrealized losses on cash flow hedges	—	(3,037)	—	(3,037)
Reclassifications to earnings	—	433	—	433
Balance, December 31, 2025	$(8,350)	$(2,064)	$(107)	$(10,521)
Share repurchase programs

The Board may authorize share repurchases of the Company’s common shares and the Company had multiple share repurchase plans during the three and six months ended December 31, 2025 and 2024. On May 1, 2025, the Board authorized $15 million in share repurchases which commenced on May 12, 2025 for twelve months (the "2025 Share Repurchase Program"). As of December 31, 2025, the amount available for repurchase under the 2025 Share Repurchase Program was $7.8 million.

During the three and six months ended December 31, 2025, the Company repurchased 78,200 and 169,858 shares, respectively, of its common shares totaling $2.9 million, and $5.6 million respectively. During the three and six months ended December 31, 2024, the Company repurchased 45,101 and 327,230 shares, respectively, of its common shares totaling $0.9 million, and $5.6 million respectively. All repurchases under these programs were funded with our existing cash balance.
During the three and six months ended December 31, 2024, the Company also entered into a purchase agreement with The Resource Group International Limited ("TRGI"), pursuant to which the Company purchased from TRGI 3,562,341 issued and outstanding common shares of the Company for an aggregate price of $70 million, of which $45 million was paid in cash and $25 million was paid in the form of a convertible promissory note.

12.WEIGHTED AVERAGE SHARE COUNTS
The following table sets forth the components of the computation from basic to diluted earnings per share for net income for the three and six months ended December 31, 2025 and 2024:

	Three Months Ended December 31,		Six Months Ended December 31,
(000s)	2025	2024	2025	2024
Shares used in basic earnings per share calculation	13,469	15,126	13,414	16,007
Effect of dilutive securities:
Employee stock-based compensation	394	139	410	110
Warrant	874	610	849	570
Convertible debt	—	581	—	290
Total effects of dilutive securities	1,268	1,330	1,259	970
Shares used in diluted earnings per share calculation	14,737	16,456	14,673	16,977

Shares considered anti-dilutive using the treasury method	60	260	70	330

Net income was adjusted as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
($000s)	2025	2024	2025	2024
Net income	$12,217	$9,268	$24,259	$16,799
Convertible debt - interest expense, net of tax	—	145	—	145
Numerator for diluted EPS	$12,217	$9,413	$24,259	$16,944
13.INVESTMENT IN JOINT VENTURE
The Company has an investment in Lake Ball, LLC to procure and sell commercial leads for its customers. The Company’s ownership interest is 47.5% and is accounted for under the equity method. The Company’s investment of $0.4 million at December 31, 2025 and June 30, 2025, respectively, is included in other non-current assets in the consolidated balance sheets, while net earnings from the joint venture is included in selling, general and administrative expense in the consolidated statements of comprehensive income.
The table below presents our investment in the joint venture:

	Three Months Ended December 31,		Six Months Ended December 31,
($000s)	2025	2024	2025	2024
Beginning balance	$451	$415	$438	$415
Dividends received	(363)	(284)	(708)	(381)
Share of profit	359	286	717	383
Ending balance	$447	$417	$447	$417

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
This Form 10-Q includes certain historical consolidated financial and other data for IBEX Limited ("ibex," "we," "us," "our" or the "Company"). The following discussion provides a narrative of our financial condition and results of operations for the three and six months ended December 31, 2025 compared to the three and six months ended December 31, 2024.
Overview
ibex delivers innovative business process outsourcing ("BPO"), smart digital marketing, online acquisition technology, and end-to-end customer engagement solutions to help companies acquire, engage, and retain valuable customers. ibex operates a global customer experiences ("CX") delivery center model consisting of 32 delivery centers around the world, while deploying next-generation technology to drive superior customer experiences for many of the world’s leading companies across various verticals, including Retail & E-commerce, HealthTech, FinTech, Utilities, and Travel, Transportation & Logistics. ibex leverages its diverse global team of approximately 39,000 employees together with industry-leading technology, including its Wave iX platform, to manage customer interactions on behalf of our clients, driving a truly differentiated customer experience.
Business Highlights

During the three and six months ended December 31, 2025, the Company delivered strong financial results, and experienced growth with leading clients in our Retail & E-commerce, HealthTech, Travel, Transportation & Logistics, and Other verticals, partially offset by decreases in our Telecommunications vertical. The business performed well in several important areas this quarter, including total revenues, profitability, cash from operating activities, client and vertical diversification, and continued expansion including seven new client wins in strategic verticals during the first half of fiscal 2026.
Recent Financial Highlights

The Company delivered revenues of $164.2 million during the three months ended December 31, 2025, a 16.7% increase compared to the prior year quarter due to growth across our key verticals and digital acquisition business. Net income during the three months ended December 31, 2025 was $12.2 million, a 31.8% increase from $9.3 million during the same quarter in the prior year. Fully diluted earnings per share for the three months ended December 31, 2025 of $0.83, increased from $0.57 during the prior year quarter.

The Company delivered revenues of $315.4 million during the six months ended December 31, 2025, a 16.6% increase compared to the same period in the prior year due to growth from existing and new clients launched throughout fiscal 2025 and first half of fiscal 2026. Net income during the six months ended December 31, 2025 was $24.3 million, a 44.4% increase from $16.8 million during the same period in the prior year. Fully diluted earnings per share for the six months ended December 31, 2025 of $1.65, increased from $1.00 during the prior year period.

The increases in net income for both the three and six months ended December 31, 2025 were driven by revenue growth in our higher margin offshore regions resulting in improved operating margin performance. The increase in fully diluted earnings per share was driven by higher net income during the current year and fewer diluted shares outstanding compared to the same prior year periods.
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

Artificial Intelligence ("AI")

With the increasing applicability of AI in enhancing business processes, the BPO industry is increasingly evaluating and starting to integrate AI into its range of solutions to improve the customer experience and efficiencies. We are moving aggressively to leverage generative AI in our business. Our Wave iX technology has a three-pronged AI strategy, which continues to keep ibex at the forefront of digital transformation. Our solutions are focused on increasing agent productivity, providing deeper customer insights to elevate the customer experience and putting AI in front of the customer journey with voice and chat bots. We believe we are well positioned to leverage our leadership position in adopting new technology in the CX sector and to create significant value for our clients through the application of AI. We believe that our approach to bringing a combination of our AI-enabled solutions plus a robust set of third-party AI-enabled solutions to our clients positions us to not only be a fast-mover in the market, but also to capture an outsized share of AI-impacted future revenue, and to help minimize risk to our overall revenue and provide opportunities for future profitability enhancement. While the initial implementation of some AI-enabled solutions may impact revenue directly derived from traditional agent-driven activities, it is our belief that by remaining on the forefront and bringing these solutions to our clients, we will be able to capture a greater share of AI-enabled revenue work and maintain and grow our overall business and results in the near- and long-term.

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
As demand for delivery locations has grown and continued to shift towards lower cost geographies during the six months ended December 31, 2025, we are in the process of building additional capacity in our offshore regions. We also continue to realize cost savings as we geographically optimize our delivery centers in higher cost regions.

Additionally, we have continued to shift towards work at home seats, which has allowed us to rationalize a number of delivery locations in higher cost regions, especially in the United States.
Labor Costs

When compensation levels of our employees increase, we may not be able to pass on such increased costs to our clients or do so on a timely basis, which tends to depress our operating profit margins if we cannot generate sufficient offsetting productivity gains. We continued to see increasing wage pressure in all of our geographies, in part brought on by the current global inflation and labor shortage, which is increasing competition for contact center agents from other sectors of the economy during the six months ended December 31, 2025. We were able to offset some of these wage increases with higher agent quality and increased productivity, higher agent retention, and increased client prices under contractual cost of living adjustments ("COLA"). Furthermore, our overall labor cost as a percentage of revenue is impacted by the aforementioned shift in delivery location from onshore delivery centers to offshore centers.
Delivery Location

We generate greater profit margins from our work carried out by agents located in offshore and nearshore regions compared to our work carried out from onshore locations in the United States. As a result, our operating margins are influenced by the proportion of our work delivered from these higher margin locations. Over time we have expanded and further diversified our delivery network by adding facilities in these locations, offering a significant relative cost advantage. Our percentage of workstations in nearshore and offshore geographies is approximately 97% as of December 31, 2025 versus 95% as of December 31, 2024. We regularly evaluate whether to procure additional space or enter into new markets as we continue to add employees and expand geographically to meet the demands of our business.
Provider Performance
Generally, our clients will re-allocate spend and market share in favor of outsourcing providers who consistently perform better and add more value than their competitors. Such re-allocation of spend can either take place on a short-term basis as higher performing providers are shielded by the client against demand volatility, or on a longer-term basis as the client shifts more and more of its overall outsourcing spend and volume to higher performing providers. Our revenues have generally increased as a result of performance-based market share gains with our existing clients, as well as due to our new client wins.

New Client Wins

We have a strong track record of winning key new client accounts and as a result of our land and expand strategy, we have been successful in subsequently increasing our revenues with these clients period over period. Historically, our in-year new client wins have generated approximately 2.0x to 3.0x revenue in the second and third years of the engagement.
Client Concentration
During the six months ended December 31, 2025, our largest client accounted for 10%, while our three largest clients accounted for 26% of our consolidated revenues. We believe our client diversification is a strength and mitigates risk.

Pricing
Our revenues are dependent upon both volumes and unit pricing for our services. Client pricing is often expressed in terms of a base price per minute or hour as well as, in limited cases, with bonuses and occasionally penalties depending upon our achievement of certain client objectives. During the fiscal year ended June 30, 2025 and the six months ended December 31, 2025, the tightening in the global labor market and corresponding wage inflation, as well as increasing facilities expenses have resulted in us pursuing and successfully negotiating price increases or COLA with many of our clients.
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
Results of Operations
The following summarizes the results of our operations for the three and six months ended December 31, 2025 and 2024:

	Three Months Ended December 31,		Six Months Ended December 31,
($000s)	2025	2024	2025	2024
Revenue	$164,221	$140,682	$315,400	$270,399

Cost of services	116,629	98,762	223,206	188,803
Selling, general and administrative	27,555	25,706	54,080	51,921
Depreciation and amortization	4,750	4,286	9,128	8,655
Income from operations	$15,287	$11,928	$28,986	$21,020

Interest income	59	311	89	894
Interest expense	(248)	(620)	(465)	(782)
Income before income taxes	$15,098	$11,619	$28,610	$21,132

Provision for income tax expense	(2,881)	(2,351)	(4,351)	(4,333)
Net income	$12,217	$9,268	$24,259	$16,799
Three Months Ended December 31, 2025 and 2024

Revenue

Our revenue was $164.2 million for the three months ended December 31, 2025, an increase of $23.5 million, or 16.7%, compared to the prior year quarter. This increase was primarily driven by increases in our HealthTech vertical of $7.4 million, or 35.1%, Retail & E-commerce vertical of $6.9 million, or 17.2%, Travel, Transportation & Logistics vertical of $3.9 million, or 20.2% and Other vertical of $7.6 million, or 51.3%, due to growth in our digital acquisition business, compared to the prior year quarter. These increases were partially offset by decreases in the Telecommunications vertical of $4.3 million, or 23.1%.

As a percentage of total revenue, our HealthTech vertical increased to 17.4% compared to 15.1% in the prior year quarter, our Travel, Transportation & Logistics vertical increased to 14.1% compared to 13.7% in the prior year quarter, our Retail & E-commerce vertical remained consistent with 28.6% in both the current and prior year quarters, and our Other vertical increased to 13.7% compared to 10.6% in the prior year quarter. Conversely, our Telecommunications vertical decreased to 8.7% compared to 13.1% in the prior year quarter.
Operating Expenses

Cost of services
Cost of services was $116.6 million during the three months ended December 31, 2025, an increase of $17.9 million, or 18.1%, compared to the prior year quarter. The increase in cost of services was primarily due to increases in payroll and related costs, reseller commissions and lead expenses, IT, facility expenses, and local transportation expenses.
Payroll and related costs were $87.4 million during the three months ended December 31, 2025, an increase of $11.2 million, or 14.7%, compared to the prior year quarter, due to additional headcount to support increased revenues during the current year quarter. As a percent of revenue, payroll cost decreased to 53.2% during the three months ended December 31, 2025 compared to 54.1% during the prior year quarter, reflecting the continuing trend towards lower cost, higher margin regions.

Reseller commissions and lead expenses were $7.5 million during the three months ended December 31, 2025, an increase of $3.8 million, or 101.4%, compared to the prior year quarter. These increases were primarily due to increases in the utilization of our third-party affiliates for inbound inquiries as well as search engine costs in connection with increased revenues in our higher margin digital sales and marketing efforts.

IT expenses were $2.4 million during the three months ended December 31, 2025, an increase of $0.8 million, or 46.7%, compared to the prior year quarter, primarily due to additional software license fees.

Facility expenses were $13.5 million during the three months ended December 31, 2025, an increase of $0.9 million, or 7.2%, compared to the prior year quarter, primarily driven by expansions in the Philippines and Pakistan.

Local transportation expenses were $2.2 million, an increase of $0.5 million, or 27.9%, compared to the prior year period. These increases were primarily due to increased activity corresponding to our increased revenues during the current year quarter.
Selling, general and administrative expense ("SG&A")

SG&A expense was $27.6 million during the three months ended December 31, 2025, an increase of $1.8 million, or 7.2%, compared to the prior year quarter. The change was driven by increased payroll and related costs of $2.2 million due to higher performance-based incentives and new hires to support growth, higher IT expenses of $0.3 million due to additional software license fees, as well as unfavorable foreign currency impacts of $0.5 million. These increases were partially offset by decreases in legal and professional fees, facilities expenses, and other expenses of $1.2 million compared to the prior year quarter.
Depreciation and amortization expense ("D&A")
D&A expense was $4.8 million during the three months ended December 31, 2025, an increase of $0.5 million, or 10.8% compared to the prior year quarter. The increase was primarily due to new capital additions partially offset by lower depreciation expense resulting from an increase in fully depreciated assets. As a percentage of revenue, D&A was 2.9% during the three months ended December 31, 2025, consistent with 3.0% during the prior year quarter.
Income from operations
Income from operations was $15.3 million during the three months ended December 31, 2025 compared to $11.9 million during the prior year quarter. The operating margin was 9.3% for three months ended December

31, 2025, up from 8.5% for the prior year quarter. The increase was primarily driven by margin expansion as we continued to realize growth in our higher margin offshore regions compared to the prior year quarter.
Interest income

Interest income during the three months ended December 31, 2025 was $0.1 million, compared to $0.3 million during the prior year quarter and consisted primarily of income from invested funds.

Interest expense

Interest expense during the three months ended December 31, 2025 was $0.2 million, a decrease of $0.4 million, primarily due to expenses incurred during the prior year quarter including the loss on extinguishment related to the termination of our PNC Credit Facility and interest expense on the convertible promissory note which was repaid during fiscal 2025.
Provision for Income Taxes

Income tax expense was $2.9 million during the three months ended December 31, 2025, an increase of $0.5 million when compared with the prior year quarter, primarily due to higher pre-tax income in the current year quarter. The effective tax rate was 19.1% and 20.2% for the three months ended December 31, 2025 and 2024, respectively. The change in effective tax rates between these periods was primarily attributable to changes in revenue mix across our taxable jurisdictions and favorable discrete tax benefits in the current year quarter.

Six Months Ended December 31, 2025 and 2024

Revenue

Our revenue was $315.4 million for the six months ended December 31, 2025, an increase of $45.0 million, or 16.6%, compared to the same period in the prior year. This increase was primarily driven by increases in our Retail & E-commerce vertical of $14.8 million, or 20.7%, HealthTech vertical of $11.0 million, or 27.9%, Travel, Transportation & Logistics vertical of $6.7 million, or 17.9%, and Other vertical of $17.2 million, or 58.2%, due to growth in our digital acquisition business, compared to the same period in the prior year. These increases were partially offset by decreases in the Telecommunications vertical of $8.8 million, or 22.8%, compared to the prior year period.

As a percentage of total revenue, our Retail & E-commerce vertical increased to 27.5% for the six months ended December 31, 2025 compared to 26.6% in the same period in the prior year, our HealthTech vertical increased to 16.0% compared to 14.6% in the prior year period, our Travel, Transportation & Logistics vertical remained consistent at 14.1% compared to 14.0% in the prior year period, and our Other vertical increased to 14.8% compared to 10.9% in the prior year period. Conversely, our Telecommunications vertical decreased to 9.4% for the six months ended December 31, 2025 compared to 14.2% in the prior year period.
Operating Expenses

Cost of services
Cost of services was $223.2 million during the six months ended December 31, 2025, an increase of $34.4 million, or 18.2%, compared to the prior year period. The increase in cost of services was primarily due to increases in payroll and related costs, reseller commissions and lead expenses, IT, facility, and local transportation expenses.

Payroll and related costs were $165.2 million during the six months ended December 31, 2025, an increase of $20.7 million, or 14.3%, compared to the prior year period, due to additional headcount to support increased revenues during the current year. As a percent of revenue, payroll cost decreased to 52.4% during the six months ended December 31, 2025 compared to 53.5% during the prior year period, reflecting the continuing trend towards lower cost, higher margin regions.

Reseller commissions and lead expenses were $15.8 million during the six months ended December 31, 2025, an increase of $8.3 million, or 110.6%, compared to the prior year period. These increases were primarily due to increases in the utilization of our third-party affiliates for inbound inquiries as well as search engine costs in connection with increased revenue in our higher margin digital sales and marketing efforts.

IT expenses were $4.3 million during the six months ended December 31, 2025, an increase of $1.4 million or 46.1%, compared to the prior year period, primarily due to additional software license fees.

Facility expenses were $26.4 million during the six months ended December 31, 2025, an increase of $1.8 million, or 7.4%, compared to the prior year period, primarily driven by expansions in the Philippines and Pakistan and higher expenses for our nearshore regions to support revenue growth during the current year.

Local transportation expenses were $4.2 million during the six months ended December 31, 2025, an increase of $0.9 million or 27.6%, compared to the prior year period, driven primarily by increased activity corresponding to our increased revenues during the current year.
SG&A expense

SG&A expense was $54.1 million during the six months ended December 31, 2025, an increase of $2.2 million, or 4.2%, compared to the prior year period. The increase was driven by higher payroll and related costs of $3.6 million due to higher performance-based incentives and new hires to support growth, stock-based compensation of $1.7 million due to new grants issued and a higher share price impacting liability-based grants, and higher IT expenses of $0.9 million due to additional software license fees. These increases were partially offset by favorable foreign currency impacts of $2.3 million, lower legal and professional fees of $0.9 million, and lower telecommunication, insurance, facilities and other site related expenses of $0.6 million compared to the prior year period.
D&A expense
D&A expense was $9.1 million during the six months ended December 31, 2025, an increase of $0.5 million or 5.5%, compared to the prior year period. The increase was primarily due to new capital additions in our offshore regions partially offset by lower depreciation expense resulting from an increase in fully depreciated assets. As a percentage of revenue, D&A decreased to 2.9% during the six months ended December 31, 2025 compared to 3.2% in the prior year period.
Income from operations
Income from operations was $29.0 million during the six months ended December 31, 2025 compared to $21.0 million during the prior year period. The operating margin was 9.2% for six months ended December 31, 2025, up from 7.8% for the prior year period. The increase was primarily driven by margin expansion as we continued to realize growth in our higher margin offshore regions and focus on site optimization efforts in our onshore regions.
Interest income
Interest income during the six months ended December 31, 2025 was $0.1 million, compared to $0.9 million during the prior year period, and consisted primarily of income from invested funds.

Interest expense

Interest expense during the six months ended December 31, 2025 was $0.5 million, a decrease of $0.3 million, or 40.5%, primarily due to expenses incurred during the prior year period including the loss on extinguishment related to the termination of our PNC Credit Facility and interest expense on the convertible promissory note which was repaid during fiscal 2025.
Provision for Income Taxes

Income tax expense was $4.4 million during the six months ended December 31, 2025, consistent with the prior year period. The effective tax rate was 15.2% and 20.5% for the six months ended December 31, 2025 and

2024, respectively. The changes in effective tax rates between these periods was primarily attributable to changes in revenue mix across our taxable jurisdictions and discrete items, including discrete tax benefits from stock-based compensation recorded in the current period.

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

The following table provides a reconciliation of net income to adjusted net income, net income margin to adjusted net income margin, and diluted earnings per share to adjusted earnings per share for the periods presented:

	Three Months Ended December 31,		Six Months Ended December 31,
($000s, except per share amounts)	2025	2024	2025	2024
Net income	$12,217	$9,268	$24,259	$16,799
Net income margin	7.4%	6.6%	7.7%	6.2%

Severance costs	—	—	159	—
Foreign currency (gain) / loss	(445)	(912)	(1,765)	545
Stock-based compensation expense	1,114	1,235	3,664	1,905
Total adjustments	$669	$323	$2,058	$2,450
Tax impact of adjustments[1]	(95)	24	(392)	(602)
Adjusted net income	$12,791	$9,615	$25,925	$18,647
Adjusted net income margin	7.8%	6.8%	8.2%	6.9%

Diluted earnings per share	$0.83	$0.57	$1.65	$1.00
Per share impact of adjustments to net income	0.04	0.02	0.12	0.11
Adjusted earnings per share	$0.87	$0.59	$1.77	$1.11

Weighted average diluted shares outstanding	14,737	16,456	14,673	16,977

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
The following table provides a reconciliation of net income to EBITDA and adjusted EBITDA and net income margin to adjusted EBITDA margin for the periods presented:

	Three Months Ended December 31,		Six Months Ended December 31,
($000s)	2025	2024	2025	2024
Net income	$12,217	$9,268	$24,259	$16,799
Net income margin	7.4%	6.6%	7.7%	6.2%

Interest expense	248	620	465	782
Income tax expense	2,881	2,351	4,351	4,333
Depreciation and amortization	4,750	4,286	9,128	8,655
EBITDA	$20,096	$16,525	$38,203	$30,569
Severance costs	—	—	159	—
Interest income	(59)	(311)	(89)	(894)
Foreign currency (gain) / loss	(445)	(912)	(1,765)	545
Stock-based compensation expense	1,114	1,235	3,664	1,905
Adjusted EBITDA	$20,706	$16,537	$40,172	$32,125

Adjusted EBITDA margin	12.6%	11.8%	12.7%	11.9%
Net income margin

Net income margin was 7.4% for the three months ended December 31, 2025 compared to 6.6% during the prior year quarter. Net income margin was 7.7% for the six months ended December 31, 2025 compared to 6.2% during the prior year period. These increases were primarily driven by revenue growth in our higher margin offshore regions and lower SG&A expenses as a percentage of revenue, partially offset by increases in income tax and depreciation expense compared to the same periods in the prior year.

Adjusted EBITDA margin

Adjusted EBITDA margin was 12.6% for the three months ended December 31, 2025 compared to 11.8% during the prior year quarter. Adjusted EBITDA margin was 12.7% for the six months ended December 31, 2025 compared to 11.9% during the prior year period. These increases were primarily driven by revenue growth in our higher margin offshore regions and lower SG&A expenses as a percentage of revenue during the three and six months ended December 31, 2025 compared to the same periods in the prior year.
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

	Three Months Ended December 31,		Six Months Ended December 31,
($000s)	2025	2024	2025	2024
Net cash provided by operating activities	$6,644	$1,141	$22,314	$8,903
Less: capital expenditures	11,732	4,319	19,371	7,949
Free cash flow	$(5,088)	$(3,178)	$2,943	$954

Net cash provided by operating activities during the three and six months ended December 31, 2025 was $6.6 million and $22.3 million, respectively, compared to $1.1 million and $8.9 million, respectively, during the prior year periods. Free cash flow during the three and six months ended December 31, 2025 was $(5.1) million and $2.9 million, respectively, compared to $(3.2) million and $1.0 million, respectively, during the prior year periods. The increase in capital expenditures during the current year was driven by expansions in our offshore regions to meet demand and purchases of IT and telecommunications equipment.

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
Net cash is calculated below:

	December 31,	June 30,
($000s)	2025	2025
Cash and cash equivalents	$15,460	$15,350

Debt
Current	$837	$823
Non-current	594	796
Total debt	$1,431	$1,619
Net cash	$14,029	$13,731

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

Liquidity and Capital Resources
As of December 31, 2025, our principal sources of liquidity were cash and cash equivalents totaling $15.5 million, cash flows from operations, and the unused availability under our existing credit facilities with HSBC Bank USA, National Association and HSBC Bank Middle East Limited (collectively, the "HSBC Credit Facilities") of $67.3 million.
As of December 31, 2025, our total indebtedness was $1.4 million, consisting of our finance leases. We were in compliance with all debt covenants as of December 31, 2025. Refer to Note 5, "Debt" in the consolidated financial statements included in this Form 10-Q for additional information on our debt.

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

In connection with the HSBC Credit Facilities, the Company had deferred debt issuance costs of $0.7 million, which are included in other current assets and other non-current assets in the consolidated balance sheets as of December 31, 2025.

The Board may authorize share repurchases of the Company’s common shares and the Company had multiple share repurchase plans during the six months ended December 31, 2025 and 2024. The Company’s current share repurchase program allows us to repurchase up to $15 million in shares through May 12, 2026. During the six months ended December 31, 2025 and 2024, the Company repurchased 169,858 and 327,230 shares, respectively, of its common shares totaling $5.6 million during each period. All repurchases under these programs were funded with our existing cash balance.
During the three and six months ended December 31, 2024, the Company also entered into a purchase agreement with The Resource Group International Limited ("TRGI"), pursuant to which the Company purchased from TRGI 3,562,341 issued and outstanding common shares of the Company for an aggregate price of $70 million, of which $45 million was paid in cash and $25 million was paid in the form of a convertible promissory note.

The following discussion highlights our cash flow activities during the six months ended December 31, 2025 and 2024:

	Six Months Ended December 31,
($000s)	2025	2024
Net cash inflow / (outflow) from
Operating activities	$22,314	$8,903
Investing activities	(19,371)	(7,949)
Financing activities	(2,795)	(43,498)
Effects of exchange rate difference on cash and cash equivalents	(38)	30
Net increase / (decrease) in cash and cash equivalents	$110	$(42,514)
Cash and cash equivalents at beginning of the period	15,350	62,720
Cash and cash equivalents at the end of the period	$15,460	$20,206

Cash and cash equivalents

The Company manages a centralized global treasury function with a focus on safeguarding and optimizing the use of its global cash and cash equivalents. The majority of the Company’s cash is held in large U.S. banks in U.S. dollars and outside of the U.S. in U.S. dollars and foreign currencies in regional or local banks in the countries in which it operates. The Company believes that its cash management policies and practices effectively mitigate its risk relating to its global cash. However, the Company can provide no assurances that it will not sustain losses.

As of December 31, 2025, we had cash and cash equivalents of $15.5 million, including $8.2 million located outside of the United States, and $2.2 million that is subject to certain local regulations on repatriation. As of June 30, 2025, we had cash and cash equivalents of $15.4 million, including $12.0 million located outside of the United States, and $2.7 million that is subject to certain local regulations on repatriation.
Cash Flows from Operating Activities

Net cash inflow from operating activities during the six months ended December 31, 2025 increased to $22.3 million compared to $8.9 million during the same period in the prior year, which was driven by an increase in our revenues and profitability, as well as lower use of working capital.
Cash Flows from Investing Activities
During the six months ended December 31, 2025, we incurred expenditures of $19.4 million on investing activities primarily driven by expansions in our offshore regions and purchases of IT and telecommunications equipment.

During the six months ended December 31, 2024, we incurred expenditures of $7.9 million on investing activities primarily driven by expansions in our offshore and nearshore regions and purchases of IT and telecommunications.
Cash Flows from Financing Activities
During the six months ended December 31, 2025, we expended $2.8 million on financing activities, of which $5.6 million related to the repurchase of our common shares and $0.5 million related to principal payments on our finance leases, partially offset by net cash receipts of $3.3 million from stock transactions.
During the six months ended December 31, 2024, we expended $43.5 million on financing activities, of which $51.4 million related to the repurchase of our common shares, partially offset by net draws of $7.5 million from our HSBC Credit Facilities.
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

Based upon our level of operations during the six months ended December 31, 2025, a 10% appreciation/depreciation in the PHP against the U.S. dollar would have increased or decreased our expenses incurred and paid in PHP by approximately $7.5 million or $6.2 million, respectively, for the six months ended December 31, 2025. Based upon our level of operations during the six months ended December 31, 2025, a 10% appreciation/depreciation in the Jamaican Dollar against the U.S. dollar would have increased or decreased our expenses incurred and paid in Jamaican Dollar by approximately $2.3 million or $1.9 million, respectively, for the six months ended December 31, 2025. Based upon our level of operations during the six months ended December 31, 2025, a 10% appreciation/depreciation in the Pakistani Rupee against the U.S. dollar would have increased or decreased our expenses incurred and paid in Pakistani Rupee by approximately $3.0 million or $2.4 million, respectively, for the six months ended December 31, 2025.

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
Interest rate risk
As of December 31, 2025, the Company’s exposure to interest rate risk related primarily to the HSBC Credit Facilities. Borrowings under the U.S. Credit Facility bears interest at a per annum rate equal to term SOFR plus 2%, or equal to alternate base rate plus 1%. Borrowings under the UAE Loan Facility bear interest at a per annum rate equal to 3-month term SOFR plus 2%. As of December 31, 2025, the Company did not have any outstanding balances on the HSBC Credit Facilities. Accordingly, a hypothetical 10% increase or decrease in SOFR would not cause a material increase or decrease in our interest expense over the next 12 months.

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

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2025. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2025.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On May 1, 2025, the Board authorized $15 million in share repurchases which commenced on May 12, 2025 for twelve months (the "2025 Share Repurchase Program”). The following table provides information related to our purchases of our common shares during the three months ended December 31, 2025:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under 2025 Share Repurchase Program ($000s)
October 1 - 31, 2025	—	$—	—	$10,646
November 1 - 30, 2025	27,600	$35.42	27,600	$9,668
December 1 - 31, 2025	50,600	$37.45	50,600	$7,773
Total	78,200	$36.74	78,200

Recent Sale of Unregistered Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information

(c) Trading Plans

During the quarter ended December 31, 2025, the Company's directors and officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated (including by modification) a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as such terms are defined in Item 408 of Regulation S-K as follows:

On December 16, 2025, Mr. Paul Inson, the Company's Chief People Officer, adopted a trading plan intended to satisfy Rule 10b5-1(c) to sell up to 2,274 shares of the Company's common stock between March 17, 2026 and December 16, 2026, subject to such shares reaching certain price points.

Item 6. Exhibits
EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description of Document	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith

3.1	Memorandum of Association	F-1	333-239821	3.1	07/29/2020

3.2	Amended and Restated By-laws	20-F	001-38442	1.2	10/23/2020

10.1	Employment Agreement dated October 1, 2025 by and between Ibex Global Solutions Inc. and Michael Ringman					X

10.2	Separation Agreement dated November 6, 2025 by and between Ibex Global Solutions Inc. and Andreas Wilkens					X
10.3	Ibex Global Jamaica Limited Amended and Restated Phantom Stock Plan					X

10.4	Ibex Global Solutions Philippines, Inc. Amended and Restated Phantom Stock Plan					X

10.5	Ibex Limited Amended and Restated 2020 Long-Term Incentive Plan, dated December 5, 2025					X

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act					X

31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act					X

32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350					X

101.INS	Inline XBRL Instance Document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File (formatted in Inline XBRL and included as Exhibit 101)					X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IBEX LIMITED
(Registrant)

Date:	February 5, 2026	By:	/s/ Robert Dechant
Robert Dechant
Chief Executive Officer
(Principal Executive Officer)

Date:	February 5, 2026	By:	/s/ Taylor Greenwald
Taylor Greenwald
Chief Financial Officer
(Principal Financial and Accounting Officer)