Form 10-Q
period 2026-03-31
IBEX Ltd
filed 2026-05-06
CIK 1720420

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
FORM 10-Q
_______________________
(Mark One)

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. o
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). o Yes x No
The number of common shares outstanding of IBEX LIMITED as of April 30, 2026 was 13,389,116.

IBEX LIMITED
Quarterly Report on Form 10-Q
For Quarterly Period Ended March 31, 2026

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

IBEX LIMITED AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)
(in thousands, except share data)

	March 31, 2026	June 30, 2025
Assets
Current assets
Cash and cash equivalents	$15,409	$15,350
Accounts receivable, net	129,154	117,136
Prepaid expenses	16,889	9,443
Due from related parties	—	40
Tax advances and receivables	2,057	1,522
Other current assets	1,921	2,128
Total current assets	165,430	145,619

Non-current assets
Property and equipment, net	42,799	32,563
Operating lease assets	54,054	62,276
Goodwill	11,832	11,832
Deferred tax asset, net	7,953	7,163
Other non-current assets	15,179	13,762
Total non-current assets	131,817	127,596
Total assets	$297,247	$273,215

Liabilities and stockholders' equity
Current liabilities
Accounts payable and accrued liabilities	$21,467	$18,692
Accrued payroll and employee-related liabilities	38,193	38,588
Current deferred revenue	6,830	5,498
Current operating lease liabilities	14,596	14,332
Current debt	819	823
Due to related parties	—	22
Income taxes payable	2,890	1,986
Total current liabilities	84,795	79,941

Non-current liabilities
Non-current deferred revenue	1,832	1,130
Non-current operating lease liabilities	45,038	53,804
Long-term debt	572	796
Other non-current liabilities	4,227	3,235
Total non-current liabilities	51,669	58,965
Total liabilities	136,464	138,906

Stockholders' equity
Common shares: par value $0.000111650536, 108,057,967 shares authorized, 13,435,541 and 13,357,990 shares outstanding as of March 31, 2026 and June 30, 2025, respectively	2	1
Treasury stock at cost: 5,825,561 and 5,515,403 shares as of March 31, 2026 and June 30, 2025, respectively	(113,446)	(103,338)
Additional paid-in capital	224,225	218,241
Accumulated other comprehensive loss	(13,323)	(6,336)
Retained earnings	63,325	25,741
Total stockholders' equity	160,783	134,309
Total liabilities and stockholders' equity	$297,247	$273,215
See accompanying notes to unaudited consolidated financial statements.

IBEX LIMITED AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(Unaudited)
(in thousands, except per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
Revenue	$164,407	$140,736	$479,807	$411,135

Cost of services (exclusive of depreciation and amortization presented separately below)	115,614	96,017	338,820	284,820
Selling, general and administrative	27,467	27,061	81,547	78,982
Depreciation and amortization	5,170	4,329	14,298	12,984
Total operating expenses	148,251	127,407	434,665	376,786
Income from operations	16,156	13,329	45,142	34,349

Interest income	62	32	151	926
Interest expense	(249)	(404)	(714)	(1,186)
Income before income taxes	15,969	12,957	44,579	34,089

Provision for income tax expense	(2,644)	(2,488)	(6,995)	(6,821)
Net income	$13,325	$10,469	$37,584	$27,268

Other comprehensive income
Foreign currency translation adjustments	$(1,123)	$374	$(2,704)	$851
Unrealized (loss) / gain on cash flow hedging instruments, net of tax	(1,679)	385	(4,283)	571
Total other comprehensive (loss) / income	(2,802)	759	(6,987)	1,422
Total comprehensive income	$10,523	$11,228	$30,597	$28,690

Net income per share
Basic	$0.99	$0.79	$2.80	$1.80
Diluted	$0.89	$0.73	$2.54	$1.70

Weighted average common shares outstanding
Basic	13,454	13,264	13,427	15,109
Diluted	14,994	14,404	14,780	16,135
See accompanying notes to unaudited consolidated financial statements.

IBEX LIMITED AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
(Unaudited)
(in thousands)

Three months ended March 31, 2025 and 2026
	Common shares		Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
	Shares	Amount	Amount
Balance, December 31, 2024	13,182	$1	$(101,606)	$212,116	$(7,250)	$5,676	$108,937
Net income	—	—	—	—	—	10,469	10,469
Foreign currency translation adjustment	—	—	—	—	374	—	374
Changes in fair value of cash flow hedges	—	—	—	—	385	—	385
Purchase of treasury shares	—	—	(52)	—	—	—	(52)
Issuance of common shares	190	—	—	2,809	—	—	2,809
Stock-based compensation expense	—	—	—	1,259	—	—	1,259
Balance, March 31, 2025	13,372	$1	$(101,658)	$216,184	$(6,491)	$16,145	$124,181

	Common shares		Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
	Shares	Amount	Amount
Balance, December 31, 2025	13,440	$2	$(108,893)	$223,927	$(10,521)	$50,000	$154,515
Net income	—	—	—	—	—	13,325	13,325
Foreign currency translation adjustment	—	—	—	—	(1,123)	—	(1,123)
Changes in fair value of cash flow hedges	—	—	—	—	(1,679)	—	(1,679)
Purchase of treasury shares	(140)	—	(4,553)	—	—	—	(4,553)
Issuance of common shares	200	—	—	467	—	—	467
Shares withheld related to net share settlement of equity awards	(64)	—	—	(2,261)	—	—	(2,261)
Stock-based compensation expense	—	—	—	2,092	—	—	2,092
Balance, March 31, 2026	13,436	$2	$(113,446)	$224,225	$(13,323)	$63,325	$160,783

IBEX LIMITED AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity (continued)
(Unaudited)
(in thousands)

Nine months ended March 31, 2025 and 2026	Common shares		Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income / (Loss)	Retained Earnings / (Deficit)	Total Stockholders' Equity
	Shares	Amount	Amount
Balance, June 30, 2024	17,017	$2	$(25,367)	$210,200	$(7,913)	$(11,123)	$165,799
Net income	—	—	—	—	—	27,268	27,268
Foreign currency translation adjustment	—	—	—	—	851	—	851
Changes in fair value of cash flow hedges	—	—	—	—	571	—	571
Purchase of treasury shares	(3,890)	(1)	(76,291)	—	—	—	(76,292)
Issuance of common shares	245	—	—	3,534	—	—	3,534
Stock-based compensation expense	—	—	—	2,450	—	—	2,450
Balance, March 31, 2025	13,372	$1	$(101,658)	$216,184	$(6,491)	$16,145	$124,181

	Common shares		Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income / (Loss)	Retained Earnings	Total Stockholders' Equity
	Shares	Amount	Amount
Balance, June 30, 2025	13,358	$1	$(103,338)	$218,241	$(6,336)	$25,741	$134,309
Net income	—	—	—	—	—	37,584	37,584
Foreign currency translation adjustment	—	—	—	—	(2,704)	—	(2,704)
Changes in fair value of cash flow hedges	—	—	—	—	(4,283)	—	(4,283)
Purchase of treasury shares	(310)	—	(10,108)	—	—	—	(10,108)
Issuance of common shares	455	1	—	3,882	—	—	3,883
Shares withheld related to net share settlement of equity awards	(67)	—	—	(2,369)	—	—	(2,369)
Stock-based compensation expense	—	—	—	4,471	—	—	4,471
Balance, March 31, 2026	13,436	2	(113,446)	224,225	(13,323)	63,325	160,783

See accompanying notes to unaudited consolidated financial statements.

IBEX LIMITED AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Nine Months Ended March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$37,584	$27,268
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,298	12,984
Noncash lease expense	10,319	10,020
Deferred income tax	(790)	(1,709)
Stock-based compensation expense	4,452	3,506
Allowance for expected credit losses	313	428
Change in assets and liabilities:
Increase in accounts receivable	(12,354)	(22,050)
Increase / (decrease) in prepaid expenses and other current assets	(10,373)	392
Decrease in accounts payable and accrued liabilities	(545)	(3,042)
Increase in deferred revenue	2,034	1,203
Decrease in operating lease liabilities	(10,760)	(11,269)
Net cash inflow from operating activities	34,178	17,731

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(24,644)	(13,216)
Net cash outflow from investing activities	(24,644)	(13,216)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from line of credit	35,600	69,310
Repayments of line of credit	(35,600)	(50,210)
Proceeds from the exercise of options	3,814	3,534
Taxes paid related to net share settlement of equity awards	(2,302)	—
Principal payments on finance leases	(833)	(639)
Purchase of treasury shares	(10,133)	(76,421)
Net cash outflow from financing activities	(9,454)	(54,426)
Effects of exchange rate difference on cash and cash equivalents	(21)	168
Net increase / (decrease) in cash and cash equivalents	59	(49,743)
Cash and cash equivalents, beginning	15,350	62,720
Cash and cash equivalents, ending	$15,409	$12,977

Supplemental cash flow disclosures
Cash paid for interest	$714	$1,186
Cash paid for income taxes	$7,595	$9,890

Supplemental non-cash disclosures
Change in accounts payable related to fixed assets	$79	$(298)
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

The Company delivers innovative business process outsourcing ("BPO"), smart digital marketing, online acquisition technology, end-to-end customer engagement, and Artificial Intelligence ("AI") solutions to help its clients acquire, engage, and retain valuable customers. The Company operates a global customer experiences ("CX") delivery center model consisting of 32 delivery centers around the world, while deploying next-generation technology to drive superior customer experiences for many of the world’s leading companies across various verticals, including Retail & E-commerce, HealthTech, FinTech, Utilities, and Travel, Transportation & Logistics. The Company leverages its diverse global team of approximately 36,000 employees together with industry-leading technology, including its Wave iX platform, to manage customer interactions on behalf of our clients, driving a truly differentiated customer experience.
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

In the opinion of the Company, these unaudited consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of March 31, 2026, its results of operations, comprehensive income, and stockholders’ equity for the three and nine months ended March 31, 2026 and 2025, and cash flows for the nine months ended March 31, 2026 and 2025. The consolidated balance sheet as of June 30, 2025 was derived from the audited annual financial statements included in the Annual Report.

Amounts in these interim consolidated financial statements are presented in thousands, except for share and per share data. Due to rounding, numbers presented throughout this document may not foot precisely to the totals provided.

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

The Company's primary risk of involvement with Safeguard is the loss of certain assets and incurrence of certain obligations that may be due in the event of early termination of the contract. The Company’s maximum exposure to loss on early termination is $3.4 million and $1.6 million at March 31, 2026 and June 30, 2025, respectively, which is included in prepaid expenses and other non-current assets in the consolidated balance sheets. As of March 31, 2026 and June 30, 2025, the Company also had a refundable lease deposit of $0.8 million and $0.4 million, respectively, which is included in other non-current assets, and accounts payable and accrued expenses of $0.9 million and $0.3 million, respectively, for services received, which are included in accounts payable and accrued liabilities, respectively, in the consolidated balance sheets. Amounts related to early termination of the contract cannot be reasonably estimated as of March 31, 2026. The Company believes that the possibility of a loss is remote. For the nine months ended March 31, 2026, the Company did not provide any financial support to Safeguard other than its contractual commitments.

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

The Company had capitalized cloud computing software costs of $3.7 million and $4.1 million, which are included in prepaid expenses and other non-current assets in the consolidated balance sheets, as of March 31, 2026 and June 30, 2025, respectively.

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

In November 2024, the Financial Accounting Standards Board ("FASB") issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures: Disaggregation of Income Statement Expenses, which requires disclosures about significant expense categories, including but not limited to, employee compensation, depreciation, amortization, and selling expenses. The amendments in ASU No. 2024-03 are effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. We are currently evaluating the impact of the new guidance on the disclosures to our consolidated financial statements.

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

The Company generated its revenue from clients based in the United States and other countries as shown below:

	Three Months Ended March 31,		Nine Months Ended March 31,
($000s)	2026	2025	2026	2025
United States	$159,190	$135,590	$464,085	$395,716
Other countries	5,217	5,146	15,722	15,419
Total Revenue	$164,407	$140,736	$479,807	$411,135

The following table presents the breakdown of the Company’s revenues by geographical location, based on where the services are provided:

	Three Months Ended March 31,		Nine Months Ended March 31,
($000s)	2026	2025	2026	2025
Onshore (United States)	$45,909	$33,553	$122,965	$95,595
Offshore (Philippines, Pakistan, India)	82,204	72,173	245,066	210,446
Nearshore (Jamaica, Nicaragua, Honduras)	36,294	35,010	111,776	105,094
Total Revenue	$164,407	$140,736	$479,807	$411,135

The following table presents the breakdown of the Company’s revenue by pattern of revenue recognition:

	Three Months Ended March 31,		Nine Months Ended March 31,
($000s)	2026	2025	2026	2025
Services transferred over time	$147,860	$129,325	$428,007	$382,640
Services transferred at a point in time	16,547	11,411	51,800	28,495
Total Revenue	$164,407	$140,736	$479,807	$411,135

The movement in deferred revenue was as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
($000s)	2026	2025	2026	2025
Beginning balance	$9,993	$8,342	$6,628	$5,877
Revenue recognized	(1,802)	(2,065)	(6,294)	(5,938)
Revenue deferred	471	802	8,328	7,140
Ending balance	$8,662	$7,079	$8,662	$7,079
3.ACCOUNTS RECEIVABLE AND SIGNIFICANT CLIENT
Accounts receivable, net in the accompanying consolidated balance sheets consists of the following:

	March 31,	June 30,
($000s)	2026	2025
Accounts receivable	$129,606	$117,368
Less: Allowance for credit losses	(452)	(232)
Accounts receivable, net	$129,154	$117,136

The Company will write-off accounts receivable against the allowance when it determines a balance is uncollectible.

Activity in the Company's allowance for credit losses consists of the following:

	Three Months Ended March 31,		Nine Months Ended March 31,
($000s)	2026	2025	2026	2025
Beginning balance	$374	$348	$232	$72
Provision for credit losses	88	105	347	449
Reversal of provision for credit losses	—	—	(34)	(21)
Uncollectible receivables written off	(11)	(266)	(97)	(313)
Effect of foreign exchange	1	—	4	—
Ending balance	$452	$187	$452	$187

Significant Client

During the nine months ended March 31, 2026 and 2025, the Company had one client that contributed approximately 10% and 11% of total revenue, respectively.

To limit the Company's credit risk with its clients, management regularly monitors the aging of customer receivables, maintains allowances for credit losses and may require prepayment for services from certain clients. Based on currently available information, management does not believe significant credit risk exists as of March 31, 2026.

4.LEASES

The Company has operating lease obligations primarily for its delivery centers and finance lease obligations primarily for vehicles and other equipment. Leases typically have initial terms of two to 15 years, and may include renewal options if the Company is reasonably certain to exercise such options.

The components of lease cost are as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
($000s)	2026	2025	2026	2025
Operating lease cost:
Operating lease cost	$4,853	$5,380	$14,888	$14,822
Variable lease cost	823	754	2,455	2,233
Short-term lease cost	69	105	232	464
Total operating lease cost	$5,745	$6,239	$17,575	$17,519

Finance lease cost:
Amortization of right of use assets	$264	$238	$822	$691
Interest on lease liabilities	60	74	202	234
Total finance lease cost	$324	$312	$1,024	$925

The following table presents supplemental balance sheet information related to leases:

	March 31,	June 30,
($000s)	2026	2025
Operating lease assets	$54,054	$62,276

Operating lease liabilities, current	14,596	14,332
Operating lease liabilities, non-current	45,038	53,804
Total operating lease liabilities	$59,634	$68,136

Finance lease assets, net	$1,555	$1,776

Finance lease liabilities, current	$819	$823
Finance lease liabilities, non-current	572	796
Total finance lease liabilities	$1,391	$1,619

The following table presents supplemental cash flow information related to leases:

	Nine Months Ended March 31,
($000s)	2026	2025
Cash paid for amounts included in the measurement of lease liabilities	$10,760	$11,269
Operating cash flows paid for interest portion of finance leases	$202	$234
Financing cash flows paid for principal portion of finance leases	$833	$639

The following table presents supplemental noncash information related to leases:

	Nine Months Ended March 31,
($000s)	2026	2025
Right-of-use assets obtained in exchange for lease obligations
Operating leases	$3,756	$24,377
Finance leases	$488	$547
Reduction due to reassessment of lease renewal options
Right-of-use assets	$—	$(2,426)
Operating lease liabilities	$—	$(2,426)
Included in the right-of-use assets obtained in exchange for lease obligations above, are two significant renewals resulting in noncash operating lease additions of $2.4 million during the nine months ended March 31, 2026, compared to four significant lease agreements and four significant renewals resulting in noncash operating lease additions of $8.1 million and $15.2 million, respectively, during the nine months ended March 31, 2025.

	March 31,	June 30,
	2026	2025
Weighted average remaining lease term (in years)
Operating leases	4.1	4.5
Finance leases	1.8	2.0

Weighted average discount rate
Operating leases	10.9%	10.4%
Finance leases	16.9%	19.3%

As of March 31, 2026, the maturities of our lease liabilities by fiscal year are as follows:

($000s)	Operating Leases	Finance Leases
2026-remainder of year	$4,917	$267
2027	19,498	848
2028	18,562	409
2029	16,434	64
2030	7,821	—
Thereafter	8,913	—
Total undiscounted lease payments	76,145	1,588
Less: liability accretion	(16,511)	(197)
Total lease liabilities	$59,634	$1,391

5.     DEBT
Debt consists of the following:

	March 31,	June 30,
($000s)	2026	2025
Debt
Finance leases	1,391	1,619
Total Debt	$1,391	$1,619
Less: Current debt	(819)	(823)
Total Long-term debt	$572	$796
As of March 31, 2026, the Company had $67.1 million of borrowing available under our $75.0 million revolving credit facilities with HSBC Bank USA, National Association and HSBC Bank Middle East Limited (collectively, the "HSBC Credit Facilities") based on eligible collateral.

The HSBC Credit Facilities contain certain financial and non-financial covenants, including, among other things, covenants in respect of a total net leverage ratio, fixed charge coverage ratio, and restrictions on incurring additional debt and liens, making certain restricted payments and investments, engaging in certain transactions with affiliates, and disposal of assets. The Company was in compliance with all debt covenants as of March 31, 2026.

The Company had deferred debt issuance costs of $0.6 million and $0.9 million, as of March 31, 2026 and June 30, 2025, respectively, which are included in other current assets and other non-current assets in the consolidated balance sheets.

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
The following tables show the notional amount of our foreign exchange cash flow hedging instruments as of March 31, 2026 and June 30, 2025:

	Hedged currency	Local Currency Notional amount (000s)	U.S. Dollar Notional amount ($000s)	Contracts Maturing Through
As of March 31, 2026	PHP	5,240,000	$90,184	August 2027
As of June 30, 2025	PHP	5,080,000	$88,887	September 2026
Changes in the fair value of derivatives that are designated and qualify as cash flow hedges are recognized in accumulated other comprehensive income (loss) ("AOCI"). Amounts previously recognized in AOCI are reclassified to cost of services in the periods in which the hedged expenses occur.
Refer to Note 9. "Fair Value" for further details on the fair value of our foreign exchange cash flow hedging instruments as of March 31, 2026 and June 30, 2025.

Refer to Note 11. "Stockholders' Equity" for further details on the change in fair value of our cash flow hedges and the net gain or loss reclassified to earnings from effective hedges during the three and nine months ended March 31, 2026 and 2025.

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
8.STOCK-BASED COMPENSATION
The following tables summarize the components of stock-based compensation expense recognized in the Company’s consolidated statements of comprehensive income, both by line item and by plan:

	Three Months Ended March 31,		Nine Months Ended March 31,
($000s)	2026	2025	2026	2025
Cost of services	$(241)	$95	$71	$359
Selling, general and administrative	1,029	1,506	4,381	3,147
Total stock-based compensation expense	$788	$1,601	$4,452	$3,506

	Three Months Ended March 31,		Nine Months Ended March 31,
($000s)	2026	2025	2026	2025
Phantom Stock Plans	$(1,304)	$342	$(19)	$1,056
2020 Long Term Incentive Plan	2,092	1,259	4,471	2,450
Total stock-based compensation expense	$788	$1,601	$4,452	$3,506

During the nine months ended March 31, 2026, the Company granted 78,115 TSR Awards under the 2020 Long Term Incentive Plan. The TSR Awards are measured equally over three separate performance periods ending on June 30, 2026, June 30, 2027, and June 30, 2028. The weighted average grant-date fair value of the awards was $42.55 per award.

During the nine months ended March 31, 2026, the Company granted 25,000 performance-based restricted stock units (“PSU”) subject to service and performance conditions. The PSUs will vest equally over five tranches, which are based on reaching certain revenue targets. The weighted average grant-date fair value of the awards was $30.17 per award.
As of March 31, 2026, there was $11.3 million of total unrecognized compensation expense related to non-vested stock-based awards, which is expected to be recognized over a weighted-average period of 2.78 years.

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

The following is a summary of the Company’s fair value measurements on a recurring basis as of March 31, 2026 and June 30, 2025:

As of March 31, 2026	Fair Value Measurements Using
($000s)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities
Cash flow hedge - foreign currency collars, net	$—	$3,558	$—
Phantom stock options	—	1,581	—
Total liabilities	$—	$5,139	$—

As of June 30, 2025	Fair Value Measurements Using
($000s)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash flow hedge - foreign currency collars, net	$—	$724	$—
Total assets	$—	$724	$—

Liabilities
Phantom stock options	$—	$2,341	$—
Total liabilities	$—	$2,341	$—

These balances are included in accounts payable and accrued liabilities and other non-current liabilities in the consolidated balance sheets as of March 31, 2026, and in other current assets, accounts payable and accrued liabilities, and other non-current liabilities as of June 30, 2025.
There were no transfers between the different hierarchy levels during the three and nine months ended March 31, 2026 and 2025.

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
The Company’s income tax provision includes the results of the Company’s U.S. operations and its various foreign operations including subsidiaries based in Canada, Jamaica, Nicaragua, Pakistan, Honduras, the Philippines, United Arab Emirates, and Saudi Arabia. Historically, the Company’s Bermuda-based companies have not been subject to income tax as there was no corporate income tax in Bermuda. On December 27, 2023, the Bermuda Corporate Income Tax Act 2023 ("CIT") was passed which provides for a 15% corporate tax rate beginning on or after January 1, 2025 for companies with revenue in excess of 750 million Euros. The Company's consolidated revenues do not meet this 750 million Euro threshold, and accordingly, we are not currently subject to the Bermuda CIT.
The Company recorded a provision for income taxes of $2.6 million and $7.0 million during the three and nine months ended March 31, 2026, respectively. The effective tax rate was 16.6% and 15.7% for the three and nine months ended March 31, 2026, respectively. The Company recorded a provision for income taxes of $2.5 million and $6.8 million in the three and nine months ended March 31, 2025, respectively. The effective tax rate was 19.2% and 20.0% for the three and nine months ended March 31, 2025, respectively. The changes in effective tax rates between these periods was primarily attributable to changes in revenue mix across our taxable jurisdictions and discrete items, including discrete tax benefits from stock-based compensation recorded during the nine months ended March 31, 2026.
The difference between the effective tax rate applicable to the Company and the 21% U.S. federal statutory rate in the three and nine months ended March 31, 2026 was primarily due to "Tax Holidays" in certain countries in which we operate and the distribution of taxable income in countries with differing tax rates. We have been granted Tax Holidays as an incentive to attract foreign investment by the governments of Nicaragua, Pakistan, Honduras, Jamaica, and certain qualifying locations in the Philippines. Generally, a Tax Holiday is an agreement between us and a foreign government under which we receive certain tax benefits in that country.

The aggregate reduction in income tax expense due to the above Tax Holidays was $1.2 million and $3.7 million for the three and nine months ended March 31, 2026, respectively. The aggregate reduction in income tax expense per diluted share was $0.08 and $0.25 for the three and nine months ended March 31, 2026, respectively. The aggregate reduction in income tax expense due to the above Tax Holidays was $1.8 million and $4.0 million for the three and nine months ended March 31, 2025, respectively. The aggregate reduction in income tax expense per diluted share was $0.12 and $0.25 for the three and nine months ended March 31, 2025, respectively.
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

11.STOCKHOLDERS’ EQUITY

AOCI
The following tables present changes by component:

Three months ended March 31, 2025 and 2026
($000s)	Foreign Currency Translation Adjustment	Derivative Valuation	Defined Benefit Plan	Total
Balance, December 31, 2024	$(7,406)	$(49)	$205	$(7,250)
Foreign currency translation	374	—	—	374
Unrealized gains on cash flow hedges	—	343	—	343
Reclassifications to earnings	—	42	—	42
Balance, March 31, 2025	$(7,032)	$336	$205	$(6,491)

($000s)	Foreign Currency Translation Adjustment	Derivative Valuation	Defined Benefit Plan	Total
Balance, December 31, 2025	$(8,350)	$(2,064)	$(107)	$(10,521)
Foreign currency translation	(1,123)	—	—	(1,123)
Unrealized losses on cash flow hedges	—	(2,189)	—	(2,189)
Reclassifications to earnings	—	510	—	510
Balance, March 31, 2026	$(9,473)	$(3,743)	$(107)	$(13,323)

Nine months ended March 31, 2025 and 2026
($000s)	Foreign Currency Translation Adjustment	Derivative Valuation	Defined Benefit Plan	Total
Balance, June 30, 2024	$(7,883)	$(235)	$205	$(7,913)
Foreign currency translation	851	—	—	851
Unrealized gains on cash flow hedges	—	271	—	271
Reclassifications to earnings	—	300	—	300
Balance, March 31, 2025	$(7,032)	$336	$205	$(6,491)

($000s)	Foreign Currency Translation Adjustment	Derivative Valuation	Defined Benefit Plan	Total
Balance, June 30, 2025	$(6,769)	$540	$(107)	$(6,336)
Foreign currency translation	(2,704)	—	—	(2,704)
Unrealized losses on cash flow hedges	—	(5,226)	—	(5,226)
Reclassifications to earnings	—	943	—	943
Balance, March 31, 2026	$(9,473)	$(3,743)	$(107)	$(13,323)
Share repurchase programs

The Board may authorize share repurchases of the Company’s common shares and the Company had multiple share repurchase plans during the three and nine months ended March 31, 2026 and 2025. On May 1, 2025, the Board authorized $15 million in share repurchases which commenced on May 12, 2025 for twelve months (the "2025 Share Repurchase Program"). As of March 31, 2026, the amount available for repurchase under the 2025 Share Repurchase Program was $3.2 million.

During the three and nine months ended March 31, 2026, the Company repurchased 140,300 and 310,158 common shares, respectively, totaling $4.5 million and $10.1 million, respectively. The Company did not repurchase any common shares during the three months ended March 31, 2025. During the nine months ended March 31, 2025, the Company repurchased 327,230 common shares totaling $5.6 million. All repurchases under these programs were funded with our existing cash balance.
During the nine months ended March 31, 2025, the Company also entered into a purchase agreement with The Resource Group International Limited ("TRGI"), pursuant to which the Company purchased from TRGI 3,562,341 common shares of the Company for an aggregate price of $70 million, of which $45 million was paid in cash and $25 million was paid in the form of a convertible promissory note.

12.WEIGHTED AVERAGE SHARE COUNTS
The following table sets forth the components of the computation from basic to diluted earnings per share for net income for the three and nine months ended March 31, 2026 and 2025:

	Three Months Ended March 31,		Nine Months Ended March 31,
(000s)	2026	2025	2026	2025
Shares used in basic earnings per share calculation	13,454	13,264	13,427	15,109
Effect of dilutive securities:
Employee stock-based compensation	710	301	510	173
Warrant	830	712	843	617
TRG Conversion	—	127	—	236
Total effects of dilutive securities	1,540	1,140	1,353	1,026
Shares used in diluted earnings per share calculation	14,994	14,404	14,780	16,135

Shares considered anti-dilutive using the treasury method	—	153	—	252

Net income was adjusted as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
($000s)	2026	2025	2026	2025
Net income	$13,325	$10,469	$37,584	$27,268
Convertible debt - interest expense, net of tax	—	33	—	178
Numerator for diluted EPS	$13,325	$10,502	$37,584	$27,446
13.INVESTMENT IN JOINT VENTURE
The Company has an investment in Lake Ball, LLC to procure and sell commercial leads for its customers. The Company’s ownership interest is 47.5% and is accounted for under the equity method. The Company’s investment of $0.4 million at March 31, 2026 and June 30, 2025, respectively, is included in other non-current assets in the consolidated balance sheets, while net earnings from the joint venture is included in selling, general and administrative expense in the consolidated statements of comprehensive income.
The table below presents our investment in the joint venture:

	Three Months Ended March 31,		Nine Months Ended March 31,
($000s)	2026	2025	2026	2025
Beginning balance	$447	$417	$438	$415
Dividends received	(422)	(400)	(1,130)	(781)
Share of profit	421	413	1,138	796
Ending balance	$446	$430	$446	$430

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
This Form 10-Q includes certain historical consolidated financial and other data for IBEX Limited ("ibex," "we," "us," "our" or the "Company"). The following discussion provides a narrative of our financial condition and results of operations for the three and nine months ended March 31, 2026 compared to the three and nine months ended March 31, 2025.
Overview
ibex delivers innovative business process outsourcing ("BPO"), smart digital marketing, online acquisition technology, end-to-end customer engagement, and Artificial Intelligence ("AI") solutions to help companies acquire, engage, and retain valuable customers. ibex operates a global customer experiences ("CX") delivery center model consisting of 32 delivery centers around the world, while deploying next-generation technology to drive superior customer experiences for many of the world’s leading companies across various verticals, including Retail & E-commerce, HealthTech, FinTech, Utilities, and Travel, Transportation & Logistics. ibex leverages its diverse global team of approximately 36,000 employees together with industry-leading technology, including its Wave iX platform, to manage customer interactions on behalf of our clients, driving a truly differentiated customer experience.
Business Highlights

During the three and nine months ended March 31, 2026, the Company delivered strong financial results, and experienced growth with leading clients in our HealthTech, Retail & E-commerce, Travel, Transportation & Logistics, Technology, and Other verticals, partially offset by decreases in our Telecommunications vertical. The business performed well in several important areas this quarter, including total revenues, profitability, cash from operating activities, client and vertical diversification, and continued expansion including eight new client wins in strategic verticals year-to-date.

Recent Financial Highlights

The Company delivered revenues of $164.4 million during the three months ended March 31, 2026, a 16.8% increase compared to the prior year quarter due to growth across our key verticals and digital acquisition business. Net income during the three months ended March 31, 2026 was $13.3 million, a 27.3% increase from $10.5 million during the same quarter in the prior year. Fully diluted earnings per share for the three months ended March 31, 2026 of $0.89, increased from $0.73 during the prior year quarter.

The Company delivered revenues of $479.8 million during the nine months ended March 31, 2026, a 16.7% increase compared to the same period in the prior year due to growth from existing and new clients launched throughout fiscal 2025 and fiscal 2026. Net income during the nine months ended March 31, 2026 was $37.6 million, a 37.8% increase from $27.3 million during the same period in the prior year. Fully diluted earnings per share for the nine months ended March 31, 2026 of $2.54, a 49.6% increase from $1.70 during the prior year period.

The increases in net income and fully diluted earnings per share for both the three and nine months ended March 31, 2026 were driven by revenue growth in our higher margin offshore regions resulting in improved overall operating margins. The increase in fully diluted earnings per share during the nine months ended March 31, 2026 was also driven by fewer diluted shares outstanding compared to the same period in the prior year.

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

Artificial Intelligence ("AI")

With the increasing applicability of AI in enhancing business processes, the BPO industry is increasingly evaluating and starting to integrate AI into its range of solutions to improve the customer experience, serve an increasing number of consumers, and drive efficiencies throughout the customer journey. We are moving aggressively to leverage generative AI in our business, both internally and in consumer-facing interactions. Our Wave iX technology has a three-pronged AI strategy, which continues to keep ibex at the forefront of this digital transformation. Our internal solutions are focused on increasing agent productivity and the quality of our services by leveraging AI across the agent lifecycle to improve recruiting, hiring, training, and coaching. We are leveraging AI to better understand and improve customer journeys at every step, providing deeper customer insights to tailor client solutions and elevate their customers' experiences. Finally, we are putting AI agents in front of the customer journey with voice and chat solutions to automate low-complexity transactions, enable smoother, more effective and efficient, seamless AI to human agent interactions, and provide real-time translation solutions.

With the combination of our company’s decades of experience across BPO and CX solutions, the strength of our internal technologies, our unique stable of best-in-class AI-tech partners, and the depth and breadth of our business intelligence and business insights team, we feel we are uniquely positioned to deliver on the three key tenets to successfully leverage AI in CX: (1) improving overall customer experience and satisfaction through more effective, efficient, and empathetic AI-to-human solutions, (2) increasing our clients’ ability to serve their end consumers, and (3) driving efficiency, and where beneficial, cost savings along the journey.

We believe we are well positioned to leverage our leadership position in adopting AI technology in the CX sector to create significant value for our clients through the application of AI. Our approach of bringing a combination of our AI-enabled solutions plus a robust set of third-party AI-enabled solutions to our clients positions us to not only be a fast-mover in the market, but also to capture an outsized share of AI-impacted future revenue, minimizing risk to our overall revenue and providing opportunities for future profitability enhancement. While the initial implementation of some AI-enabled solutions may impact revenue directly derived from traditional agent-driven activities, it is our belief that by remaining on the forefront and bringing these solutions to our clients, we will be able to capture a greater share of higher margin AI-enabled revenue work and maintain and grow our overall business and results in the near- and long-term.

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
As demand for delivery locations has grown and continued to shift towards lower cost geographies during the nine months ended March 31, 2026, we are in the process of building additional capacity in our offshore regions. We also continue to realize cost savings as we geographically optimize our delivery centers in higher cost regions.

Additionally, we have continued to shift towards work at home seats, which has allowed us to rationalize a number of delivery locations in higher cost regions, especially in the United States.
Labor Costs

When compensation levels of our employees increase, we may not be able to pass on such increased costs to our clients or do so on a timely basis, which tends to depress our operating profit margins if we cannot generate sufficient offsetting productivity gains. We continued to see increasing wage pressure in all of our geographies, in part brought on by the current global inflation and labor shortage, which is increasing competition for contact center agents from other sectors of the economy during the nine months ended March 31, 2026. We were able to offset some of these wage increases with higher agent quality and increased productivity, higher agent retention, and increased client prices under contractual cost of living adjustments ("COLA"). Furthermore, our overall labor cost as a percentage of revenue is impacted by the aforementioned shift in delivery location from onshore delivery centers to offshore centers.
Delivery Location

We generate greater profit margins from our work carried out by agents located in offshore and nearshore regions compared to our work carried out from onshore locations in the United States. As a result, our operating margins are influenced by the proportion of our work delivered from these higher margin locations. Over time we have expanded and further diversified our delivery network by adding facilities in these locations, offering a significant relative cost advantage. Our percentage of workstations in nearshore and offshore geographies is approximately 97% as of March 31, 2026. We regularly evaluate whether to procure additional space or enter into new markets as we continue to add employees and expand geographically to meet the demands of our business.

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
Client Concentration
During the nine months ended March 31, 2026, our largest client accounted for 10%, while our three largest clients accounted for 25% of our consolidated revenues. We believe our client diversification is a strength and mitigates risk.

Pricing
Our revenues are dependent upon both volumes and unit pricing for our services. Client pricing is often expressed in terms of a base price per minute or hour as well as, in limited cases, with bonuses and occasionally penalties depending upon our achievement of certain client objectives. During the fiscal year ended June 30, 2025 and the nine months ended March 31, 2026, the tightening in the global labor market and corresponding wage inflation, as well as increasing facilities expenses have resulted in us pursuing and successfully negotiating price increases or COLA with many of our clients.
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

Results of Operations
The following summarizes the results of our operations for the three and nine months ended March 31, 2026 and 2025:

	Three Months Ended March 31,		Nine Months Ended March 31,
($000s)	2026	2025	2026	2025
Revenue	$164,407	$140,736	$479,807	$411,135

Cost of services	115,614	96,017	338,820	284,820
Selling, general and administrative	27,467	27,061	81,547	78,982
Depreciation and amortization	5,170	4,329	14,298	12,984
Income from operations	$16,156	$13,329	$45,142	$34,349

Interest income	62	32	151	926
Interest expense	(249)	(404)	(714)	(1,186)
Income before income taxes	$15,969	$12,957	$44,579	$34,089

Provision for income tax expense	(2,644)	(2,488)	(6,995)	(6,821)
Net income	$13,325	$10,469	$37,584	$27,268
Three Months Ended March 31, 2026 and 2025

Revenue

Our revenue was $164.4 million for the three months ended March 31, 2026, an increase of $23.7 million, or 16.8%, compared to the prior year quarter. This increase was primarily driven by increases in our HealthTech vertical of $11.9 million, or 53.7%, Technology vertical of $4.5 million, or 42.6%, Retail & E-commerce vertical of $3.0 million, or 8.3%, Travel, Transportation & Logistics vertical of $3.0 million, or 15.1% and Other vertical of $4.8 million, or 26.5%, due to growth in our digital acquisition business, compared to the prior year quarter. These increases were partially offset by decreases in the Telecommunications vertical of $4.3 million, or 23.1%.

As a percentage of total revenue, our HealthTech vertical increased to 20.8% compared to 15.8%, our Technology vertical increased to 9.2% compared to 7.5%, and our Other vertical increased to 14.0% compared to 13.0% in the prior year quarter. Conversely, our Telecommunications vertical decreased to 8.6% compared to 13.1%, our Retail & E-commerce vertical decreased to 23.9% compared to 25.8%, and our Travel, Transportation & Logistics remained consistent at 13.8% compared to the prior year quarter.
Operating Expenses

Cost of services
Cost of services was $115.6 million during the three months ended March 31, 2026, an increase of $19.6 million, or 20.4%, compared to the prior year quarter. The increase in cost of services was primarily due to increases in payroll and related costs, reseller commissions and lead expenses, IT, facility expenses, and local transportation expenses.
Payroll and related costs were $84.8 million during the three months ended March 31, 2026, an increase of $12.4 million, or 17.1%, compared to the prior year quarter, due to additional headcount to support increased revenues during the current year quarter and severance costs of $0.7 million due to migrating volume from our nearshore to offshore regions. As a percent of revenue, payroll costs were 51.5% during the three months ended March 31, 2026, consistent with the prior year quarter.

Reseller commissions and lead expenses were $8.7 million during the three months ended March 31, 2026, an increase of $3.2 million, or 57.3%, compared to the prior year quarter. These increases were primarily due to increases in the utilization of our third-party affiliates for inbound inquiries as well as search engine costs in connection with increased revenues in our higher margin digital sales and marketing efforts.

IT expenses were $2.8 million during the three months ended March 31, 2026, an increase of $1.0 million, or 53.6%, compared to the prior year quarter, primarily due to additional software license fees.

Facility expenses were $13.8 million during the three months ended March 31, 2026, an increase of $2.3 million, or 19.6%, compared to the prior year quarter, primarily driven by expansions in our offshore regions.

Local transportation expenses were $2.1 million, an increase of $0.4 million, or 26.4%, compared to the prior year period. These increases were primarily due to increased transportation needs in offshore regions to support increasing revenue during the current year quarter.
Selling, general and administrative expense ("SG&A")

SG&A expense was $27.5 million during the three months ended March 31, 2026, an increase of $0.4 million, or 1.5%, compared to the prior year quarter. The change was driven by increased payroll and related costs of $2.5 million due to higher performance-based incentives and new hires to support growth, as well as higher IT expenses of $0.3 million due to additional software license fees. These increases were partially offset by favorable foreign currency impacts of $1.0 million, lower legal and professional fees and facilities expenses of $0.9 million and lower stock-based compensation expenses of $0.5 million compared to the prior year quarter.
Depreciation and amortization expense ("D&A")
D&A expense was $5.2 million during the three months ended March 31, 2026, an increase of $0.8 million, or 19.4% compared to the prior year quarter. The increase was primarily due to new capital additions partially offset by lower depreciation expense resulting from an increase in fully depreciated assets. As a percentage of revenue, D&A was 3.1% during the three months ended March 31, 2026, consistent with 3.1% during the prior year quarter.
Income from operations
Income from operations was $16.2 million during the three months ended March 31, 2026 compared to $13.3 million during the prior year quarter. The operating margin was 9.8% for three months ended March 31, 2026, up from 9.5% for the prior year quarter. The increase was primarily driven by margin expansion as we continued to realize growth in our higher margin offshore regions compared to the prior year quarter.
Interest income

Interest income during the three months ended March 31, 2026 was $0.06 million, compared to $0.03 million during the prior year quarter and consisted primarily of income from invested funds.

Interest expense

Interest expense during the three months ended March 31, 2026 was $0.2 million, a decrease of $0.2 million, and consisted primarily of interest on borrowings and finance leases.
Provision for Income Taxes

Income tax expense was $2.6 million during the three months ended March 31, 2026, an increase of $0.2 million when compared with the prior year quarter, primarily due to higher pre-tax income in the current year quarter. The effective tax rate was 16.6% and 19.2% for the three months ended March 31, 2026 and 2025, respectively. The change in effective tax rates between these periods was primarily attributable to changes in revenue mix across our taxable jurisdictions and favorable discrete tax benefits in the current year quarter.

Nine Months Ended March 31, 2026 and 2025

Revenue

Our revenue was $479.8 million for the nine months ended March 31, 2026, an increase of $68.7 million, or 16.7%, compared to the same period in the prior year. This increase was primarily driven by increases in our HealthTech vertical of $22.9 million, or 37.2%, Retail & E-commerce vertical of $17.8 million, or 16.5%, Travel, Transportation & Logistics vertical of $9.7 million, or 16.9%, Technology vertical of $8.1 million, or 25.0%, and Other vertical of $22.0 million, or 46.1%, due to growth in our digital acquisition business, compared to the same period in the prior year. These increases were partially offset by decreases in the Telecommunications vertical of $13.0 million, or 22.9%, compared to the prior year period.

As a percentage of total revenue, our HealthTech vertical increased to 17.6% compared to 15.0%, our Technology vertical increased to 8.5% compared to 7.9%, and our Other vertical increased to 14.5% compared to 11.6% in the prior year period. Our Retail & E-commerce vertical and our Travel, Transportation & Logistics vertical remained consistent at 26.3% and 14.0%, respectively, compared to the prior year period. Conversely, our Telecommunications vertical decreased to 9.1% for the nine months ended March 31, 2026 compared to 13.8% in the prior year period.
Operating Expenses

Cost of services
Cost of services was $338.8 million during the nine months ended March 31, 2026, an increase of $54.0 million, or 19.0%, compared to the prior year period. The increase in cost of services was primarily due to increases in payroll and related costs, reseller commissions and lead expenses, IT, facility, and local transportation expenses.

Payroll and related costs were $250.0 million during the nine months ended March 31, 2026, an increase of $33.0 million, or 15.2%, compared to the prior year period, due to additional headcount to support increased revenues during the current year and severance costs of $0.7 million due to migrating volume from our nearshore to offshore regions. As a percent of revenue, payroll cost decreased to 52.1% during the nine months ended March 31, 2026 compared to 52.8% during the prior year period, reflecting the continuing trend towards lower cost, higher margin regions.

Reseller commissions and lead expenses were $24.5 million during the nine months ended March 31, 2026, an increase of $11.5 million, or 88.0%, compared to the prior year period. These increases were primarily due to increases in the utilization of our third-party affiliates for inbound inquiries as well as search engine costs in connection with increased revenue in our higher margin digital sales and marketing efforts.

IT expenses were $7.1 million during the nine months ended March 31, 2026, an increase of $2.3 million or 48.9%, compared to the prior year period, primarily due to additional software license fees.

Facility expenses were $40.1 million during the nine months ended March 31, 2026, an increase of $4.1 million, or 11.3%, compared to the prior year period, primarily driven by expansions in our offshore regions.

Local transportation expenses were $6.4 million during the nine months ended March 31, 2026, an increase of $1.4 million or 27.2%, compared to the prior year period, driven primarily by transportation needs in offshore regions to support increasing revenues during the current year.

SG&A expense

SG&A expense was $81.5 million during the nine months ended March 31, 2026, an increase of $2.6 million, or 3.2%, compared to the prior year period. The increase was driven by higher payroll and related costs of $6.1 million due to higher performance-based incentives and new hires to support growth, stock-based compensation of $1.2 million due to new grants issued during the current year, and higher IT expenses of $1.2 million due to additional software license fees. These increases were partially offset by favorable foreign currency impacts of $3.3 million, lower legal and professional fees of $1.6 million, and lower telecommunication, insurance, facilities and other site related expenses of $0.8 million compared to the prior year period.
D&A expense
D&A expense was $14.3 million during the nine months ended March 31, 2026, an increase of $1.3 million or 10.1%, compared to the prior year period. The increase was primarily due to new capital additions in our offshore regions partially offset by lower depreciation expense resulting from an increase in fully depreciated assets. As a percentage of revenue, D&A decreased to 3.0% during the nine months ended March 31, 2026 compared to 3.2% in the prior year period.
Income from operations
Income from operations was $45.1 million during the nine months ended March 31, 2026 compared to $34.3 million during the prior year period. The operating margin was 9.4% for nine months ended March 31, 2026, up from 8.4% for the prior year period. The increase was primarily driven by margin expansion as we continued to realize growth in our higher margin offshore regions.
Interest income
Interest income during the nine months ended March 31, 2026 was $0.2 million, compared to $0.9 million during the prior year period, and consisted primarily of income from invested funds.

Interest expense

Interest expense during the nine months ended March 31, 2026 was $0.7 million, a decrease of $0.5 million, or 39.8%, primarily due to expenses incurred during the prior year period including the loss on extinguishment related to the termination of our PNC Credit Facility and interest expense on the convertible promissory note which was repaid during fiscal 2025.
Provision for Income Taxes

Income tax expense was $7.0 million during the nine months ended March 31, 2026, consistent with the prior year period. The effective tax rate was 15.7% and 20.0% for the nine months ended March 31, 2026 and 2025, respectively. The changes in effective tax rates between these periods was primarily attributable to changes in revenue mix across our taxable jurisdictions and discrete items, including discrete tax benefits from stock-based compensation recorded in the current period.

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

The following table provides a reconciliation of net income to adjusted net income, net income margin to adjusted net income margin, and diluted earnings per share to adjusted earnings per share for the periods presented:

	Three Months Ended March 31,		Nine Months Ended March 31,
($000s, except per share amounts)	2026	2025	2026	2025
Net income	$13,325	$10,469	$37,584	$27,268
Net income margin	8.1%	7.4%	7.8%	6.6%

Severance costs	814	—	973	—
Foreign currency (gain) / loss	(913)	121	(2,678)	666
Stock-based compensation expense	788	1,601	4,452	3,506
Total adjustments	$689	$1,722	$2,747	$4,172
Tax impact of adjustments[1]	(437)	(404)	(829)	(1,006)
Adjusted net income	$13,577	$11,787	$39,502	$30,434
Adjusted net income margin	8.3%	8.4%	8.2%	7.4%

Diluted earnings per share	$0.89	$0.73	$2.54	$1.70
Per share impact of adjustments to net income	0.02	0.09	0.13	0.20
Adjusted earnings per share	$0.91	$0.82	$2.67	$1.90

Weighted average diluted shares outstanding	14,994	14,404	14,780	16,135

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
The following table provides a reconciliation of net income to EBITDA and adjusted EBITDA and net income margin to adjusted EBITDA margin for the periods presented:

	Three Months Ended March 31,		Nine Months Ended March 31,
($000s)	2026	2025	2026	2025
Net income	$13,325	$10,469	$37,584	$27,268
Net income margin	8.1%	7.4%	7.8%	6.6%

Interest expense	249	404	714	1,186
Income tax expense	2,644	2,488	6,995	6,821
Depreciation and amortization	5,170	4,329	14,298	12,984
EBITDA	$21,388	$17,690	$59,591	$48,259
Severance costs	814	—	973	—
Interest income	(62)	(32)	(151)	(926)
Foreign currency (gain) / loss	(913)	121	(2,678)	666
Stock-based compensation expense	788	1,601	4,452	3,506
Adjusted EBITDA	$22,015	$19,380	$62,187	$51,505

Adjusted EBITDA margin	13.4%	13.8%	13.0%	12.5%
Net income margin

Net income margin was 8.1% for the three months ended March 31, 2026 compared to 7.4% during the prior year quarter. Net income margin was 7.8% for the nine months ended March 31, 2026 compared to 6.6% during the prior year period. These increases were primarily driven by revenue growth in our higher margin offshore regions and lower SG&A expenses as a percentage of revenue, partially offset by increases in income tax and depreciation expense compared to the same periods in the prior year.

Adjusted EBITDA margin

Adjusted EBITDA margin was 13.4% for the three months ended March 31, 2026 compared to 13.8% during the prior year quarter. This decrease was primarily driven by the temporary impact of migrating volume from our nearshore to offshore regions, partially offset by lower SG&A expenses, compared to the same quarter in the prior year. Adjusted EBITDA margin was 13.0% for the nine months ended March 31, 2026 compared to 12.5% during the prior year period. This increase was primarily driven by revenue growth in our higher margin offshore regions and lower SG&A expenses as a percentage of revenue.
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

	Three Months Ended March 31,		Nine Months Ended March 31,
($000s)	2026	2025	2026	2025
Net cash provided by operating activities	$11,864	$8,828	$34,178	$17,731
Less: capital expenditures	5,273	5,267	24,644	13,216
Free cash flow	$6,591	$3,561	$9,534	$4,515

Net cash provided by operating activities during the three and nine months ended March 31, 2026 was $11.9 million and $34.2 million, respectively, compared to $8.8 million and $17.7 million, respectively, during the prior year periods. Free cash flow during the three and nine months ended March 31, 2026 was $6.6 million and $9.5 million, respectively, compared to $3.6 million and $4.5 million, respectively, during the prior year periods. The planned increase in capital expenditures during the current year was driven by expansions in our offshore regions to meet demand and purchases of IT and telecommunications equipment.

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
Net cash is calculated below:

	March 31,	June 30,
($000s)	2026	2025
Cash and cash equivalents	$15,409	$15,350

Debt
Current	$819	$823
Non-current	572	796
Total debt	$1,391	$1,619
Net cash	$14,018	$13,731

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
Liquidity and Capital Resources
As of March 31, 2026, our principal sources of liquidity were cash and cash equivalents totaling $15.4 million, cash flows from operations, and the unused availability under our existing credit facilities with HSBC Bank USA, National Association and HSBC Bank Middle East Limited (collectively, the "HSBC Credit Facilities") of $67.1 million.
As of March 31, 2026, our total indebtedness was $1.4 million, consisting of our finance leases. We were in compliance with all debt covenants as of March 31, 2026. Refer to Note 5, "Debt" in the consolidated financial statements included in this Form 10-Q for additional information on our debt.

We use these resources to finance our operations, expand current delivery centers, open new delivery centers, invest in upgrades of technology, service offerings, and for other strategic initiatives, such as acquiring or investing in complementary businesses or executing share repurchases. Our future liquidity requirements will depend on many factors, including our growth rate and the timing and extent of spending to engage in the activities mentioned above. We believe that our existing cash balance together with cash generated from our operations will be sufficient to meet our liquidity requirements for at least the next twelve months.

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

In connection with the HSBC Credit Facilities, the Company had deferred debt issuance costs of $0.6 million, which are included in other current assets and other non-current assets in the consolidated balance sheets as of March 31, 2026.

The Board may authorize share repurchases of the Company’s common shares and the Company had multiple share repurchase plans during the nine months ended March 31, 2026 and 2025. The Company’s current share repurchase program allows us to repurchase up to $15 million in shares through May 12, 2026. During the nine months ended March 31, 2026 and 2025, the Company repurchased 310,158 and 327,230 common shares, respectively, totaling $10.1 million and $5.6 million, respectively. All repurchases under these programs were funded with our existing cash balance.
During the nine months ended March 31, 2025, the Company also entered into a purchase agreement with The Resource Group International Limited ("TRGI"), pursuant to which the Company purchased from TRGI 3,562,341 common shares of the Company for an aggregate price of $70 million, of which $45 million was paid in cash and $25 million was paid in the form of a convertible promissory note.

The following discussion highlights our cash flow activities during the nine months ended March 31, 2026 and 2025:

	Nine Months Ended March 31,
($000s)	2026	2025
Net cash inflow / (outflow) from
Operating activities	$34,178	$17,731
Investing activities	(24,644)	(13,216)
Financing activities	(9,454)	(54,426)
Effects of exchange rate difference on cash and cash equivalents	(21)	168
Net increase / (decrease) in cash and cash equivalents	$59	$(49,743)
Cash and cash equivalents at beginning of the period	15,350	62,720
Cash and cash equivalents at the end of the period	$15,409	$12,977

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

As of March 31, 2026, we had cash and cash equivalents of $15.4 million, including $9.4 million located outside of the United States, and $2.2 million that is subject to certain local regulations on repatriation. As of June 30, 2025, we had cash and cash equivalents of $15.4 million, including $12.0 million located outside of the United States, and $2.7 million that is subject to certain local regulations on repatriation.
Cash Flows from Operating Activities

Net cash inflow from operating activities during the nine months ended March 31, 2026 increased to $34.2 million compared to $17.7 million during the same period in the prior year, which was driven by an increase in our revenues and profitability, as well as lower use of working capital.
Cash Flows from Investing Activities
During the nine months ended March 31, 2026, we incurred expenditures of $24.6 million on investing activities primarily driven by expansions in our offshore regions and purchases of IT and telecommunications equipment.

During the nine months ended March 31, 2025, we incurred expenditures of $13.2 million on investing activities primarily driven by expansions in our offshore and nearshore regions and purchases of IT and telecommunications equipment.
Cash Flows from Financing Activities
During the nine months ended March 31, 2026, we expended $9.5 million on financing activities, of which $10.1 million related to the repurchase of our common shares and $0.8 million related to principal payments on our finance leases, partially offset by net cash receipts of $1.5 million from stock transactions.
During the nine months ended March 31, 2025, we expended $54.4 million on financing activities, of which $76.4 million related to the repurchase of our common shares and $0.6 million related to principal payments on our finance leases, partially offset by net draws of $19.1 million from our HSBC Credit Facilities and net cash receipts of $3.5 million from stock transactions.

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

Based upon our level of operations during the nine months ended March 31, 2026, a 10% appreciation/depreciation in the PHP against the U.S. dollar would have increased or decreased our expenses incurred and paid in PHP by approximately $10.8 million or $8.8 million, respectively, for the nine months ended March 31, 2026. Based upon our level of operations during the nine months ended March 31, 2026, a 10% appreciation/depreciation in the Jamaican Dollar against the U.S. dollar would have increased or decreased our expenses incurred and paid in Jamaican Dollar by approximately $3.4 million or $2.8 million, respectively, for the nine months ended March 31, 2026. Based upon our level of operations during the nine months ended March 31, 2026, a 10% appreciation/depreciation in the Pakistani Rupee against the U.S. dollar would have increased or decreased our expenses incurred and paid in Pakistani Rupee by approximately $4.5 million or $3.7 million, respectively, for the nine months ended March 31, 2026.

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

Interest rate risk
As of March 31, 2026, the Company’s exposure to interest rate risk related primarily to the HSBC Credit Facilities. Borrowings under the U.S. Credit Facility bears interest at a per annum rate equal to term SOFR plus 2%, or equal to alternate base rate plus 1%. Borrowings under the UAE Loan Facility bear interest at a per annum rate equal to 3-month term SOFR plus 2%. As of March 31, 2026, the Company did not have any outstanding balances on the HSBC Credit Facilities. Accordingly, a hypothetical 10% increase or decrease in SOFR would not cause a material increase or decrease in our interest expense over the next 12 months.
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

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2026. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2026.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On May 1, 2025, the Board authorized $15 million in share repurchases which commenced on May 12, 2025 for twelve months (the "2025 Share Repurchase Program”). The following table provides information related to our purchases of our common shares during the three months ended March 31, 2026:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under 2025 Share Repurchase Program ($000s)
January 1 - 31, 2026	46,000	$37.86	46,000	$6,032
February 1 - 28, 2026	43,700	$31.23	43,700	$4,667
March 1 - 31, 2026	50,600	$28.53	50,600	$3,223
Total	140,300	$32.43	140,300

Recent Sale of Unregistered Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information

(c) Trading Plans

During the quarter ended March 31, 2026, none of the Company's directors and officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated (including by modification) a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as such terms are defined in Item 408 of Regulation S-K.

During the previous quarter ended on December 31, 2025, Mr. Robert Dechant, the Company's Chief Executive Officer, adopted a trading plan intended to satisfy Rule 10b5-1(c) on November 18, 2025, to sell up to 40,000 shares of the Company's common shares between February 17, 2026 and November 16, 2026, subject to such shares reaching certain price points.

Item 6. Exhibits
EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description of Document	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith

10.1	Restated Employment Agreement dated January 1, 2021 by and between Ibex Global Solutions, Inc. and Michael Darwal					X

10.2	Amendment to Restated Employment Agreement dated January 1, 2026 by and between Ibex Global Solutions, Inc. and Michael Darwal					X

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act					X

31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act					X

32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350					X

101.INS	Inline XBRL Instance Document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File (formatted in Inline XBRL and included as Exhibit 101)					X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IBEX LIMITED
(Registrant)

Date:	May 6, 2026	By:	/s/ Robert Dechant
Robert Dechant
Chief Executive Officer
(Principal Executive Officer)

Date:	May 6, 2026	By:	/s/ Taylor Greenwald
Taylor Greenwald
Chief Financial Officer
(Principal Financial and Accounting Officer)