Form 10-K
period 2026-06-30
IBEX Ltd
filed 2026-09-10
CIK 1720420

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
-_________________________
Form 10-K
_________________________
(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2026
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐	Yes	☒	No
As of December 31, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, there were 13,440,178 common shares outstanding. The aggregate market value of the registrant’s voting and non-voting common equity that was held by non-affiliates on such date was approximately $431,277,118 based on the closing sale price of the registrant’s common shares on such date as reported on the Nasdaq Global Market.
The registrant had 13,278,634 common shares outstanding as of August 31, 2026.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of our definitive proxy statement relating to our next Annual Meeting of Shareholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein.

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
•Our access to financing and capital expenditure requirements to support our operations and growth;
•The potential for our clients or potential clients to consolidate;
•Our clients deciding to enter into or further expand their insourcing activities and current trends toward outsourcing services may reverse;
•Our ability to compete effectively in the customer experience and business process outsourcing industry;
•General economic uncertainty in global markets and unfavorable global economic conditions, including inflation, rising interest rates, recession, and foreign exchange fluctuations;
•Our ability to expand and manage our international operations, particularly in the Philippines, Jamaica, Pakistan and Nicaragua;
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
•If our solutions do not comply with the quality standards required by our clients under our agreements, our clients may assert claims for reduced payments to us or substantial damages against us;
•Our clients or potential clients may consolidate or enter into or further expand insourcing activities in the future;
•We may be unable to continue to anticipate our clients’ needs by adapting to market and technology trends or to successfully convert visitors to our customer acquisition websites into purchasers or subscribers;
•We face substantial competition in our business;
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
•If our goodwill becomes impaired, we could be required to record a significant charge to earnings;
•Our ability to use our net operating loss carry forwards may be subject to limitation;
Operational Risks

•Our business relies heavily on technology, telephone and computer systems as well as third-party telecommunications and data services providers;
•We may be unable to effectively adopt AI into our solutions;
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
•We may face difficulties as we expand our operations into countries in which we have no prior operating experience;
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
•Due to changes in Bermuda tax law, we will become subject to corporate income taxes in Bermuda once revenue exceeds €750 million;
•Bermuda law differs from the laws in effect in the United States and may afford less protection to holders of our common shares;
•Any U.S. or other foreign judgments obtained against us may be difficult to enforce against us in Bermuda;
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
•We no longer qualify as an “emerging growth company” or a “smaller reporting company”, and may no longer take advantage of certain disclosure exemptions which may cause us to incur increased costs.
•Our results of operations and the price of our common shares could be adversely affected if we are unable to maintain effective control over financial reporting;
•A significant portion of our total outstanding shares may be sold into the market in the near future, causing a decrease in the market price of our common shares;
•Anti-takeover provisions in our bye-laws could make an acquisition of us, which may be beneficial to our shareholders, more difficult and may prevent attempts by our shareholders to replace or remove our current management;
•We have the ability to issue preferred shares without shareholder approval;
•The market price of our common shares may be volatile; and
•We may not pay any dividends. Accordingly, investors may only realize future gains on their investments if the price of their common shares increases, which may never occur.

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
ITEM 1.    BUSINESS
Company Overview
ibex delivers end-to-end customer engagement, innovative business process outsourcing (“BPO”), smart digital marketing, online acquisition technology, and Artificial Intelligence (“AI”) solutions to help companies acquire, engage, and retain valuable customers. We combine our strong heritage of delivering leading customer experience (“CX”), services and solutions that span omnichannels to help our clients measure customer sentiment and deliver a superior experiences to their end-customers.
Leveraging our proprietary technology platform, company culture and operational excellence, ibex helps approximately 140 clients create innovative and differentiated customer experiences to help increase loyalty, enhance brand awareness and drive revenue in an era of rapid change and digital transformation.
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

The Company’s Connect business lies at the core of our offerings and generates the majority of the Company’s revenue. This business unit delivers differentiated customer service (assisting our clients’ customers with information about our clients and their products or services), technical support (providing specialized teams to provide information, assistance and technical guidance to our clients’ customers on a specific product or service), revenue generation (upselling and cross selling) and other value-added outsourced back office services (finance and accounting, marketing support, sales operations, and human resources administration) to our clients. We deploy these capabilities through a true omni-channel CX model, which integrates voice, email, chat, SMS, social media and other communication applications.

We continue to differentiate ourselves in the emerging AI-led customer service space through ibex’s Wave iX platform and AI-enabled solution offerings. ibex Wave iX is our managed AI-powered customer experience solution set designed to help clients integrate, deploy and manage CX-optimized AI capabilities at scale. Wave iX combines advanced AI technology (leveraging both third party and in-house technologies), expert human oversight and analytics to drive measurable resolution, efficiency and customer experience outcomes. Its capabilities include AI Virtual Agent solutions that automate straightforward customer inquiries while enabling human agents to focus on more complex interactions; real-time language translation functionality across channels, including voice, chat and SMS; and solutions that identify customers, understand intent and route them to the right human or AI resource with relevant context. Through Wave iX, we help clients modernize customer engagement, reduce friction, improve speed to resolution and deliver more intelligent, scalable and cost-effective service experiences.

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

Our Culture

ibex is built around an agent-first culture, developed and delivered through a combination of branded sites, technology-enabled recruiting and hiring, geographically and culturally specific benefits, and world-class employee engagement. ibex offers a unique employee experience that includes a full range of activities and events for employees year-round, including annual employee VIP events, Customer Service Week and ongoing employee wellness programs. This culture resonates with our employees across the globe, where we score an Employee Net Promoter Score (“eNPS”) of 82, and externally, where we have been recognized as:

•2026 Forbes America’s Best Large Employers
•2026 Newsweek America’s Most Admired Workplaces
•2026 Forbes America’s Dream Employers
•2026 Newsweek America’s Greatest Workplaces for Culture, Belonging & Community
•2026 Product of The Year – Customer Magazine
•2026 AI Excellence Award – Business Intelligence Group
•2026 Globee Artificial Intelligence Award
•2026 Globee Excellence Award
•2026 Stevie Award for Achievement in Customer Experience
•2026 Titan Business Excellence Awards Gold Winner
•2025 Customer Experience Innovation Award – Customer Magazine
•2025 ACES Awards Asia’s Most Influential Companies
•2025 Great Place to Work - Top 10 Best Places to Work for Service Professionals in the Caribbean and Central America

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

Our Flexible Operating Delivery Model

Our global delivery model is built on onshore (continental United States), offshore (Philippines, Pakistan and India), and nearshore (Jamaica, Nicaragua and Honduras) customer experience delivery centers, and includes a unique ability to support work-at-home capabilities in any region with internet access. We operate in the following geographies for our service offerings:
Customer Engagement
We operate 30 delivery centers located in the United States, Philippines, Jamaica, Nicaragua, Pakistan and Honduras. As of June 30, 2026, we have approximately 35,000 employees across these centers.
Customer Acquisition
We operate three acquisition-focused Centers of Excellence, based in Jamaica, Nicaragua, and Pakistan, which are focused on customer acquisition on behalf of our clients. As of June 30, 2026, there were approximately 300 employees dedicated to customer acquisition.

As of June 30, 2026, 97% of our total on-site capacity resides in our offshore and nearshore geographies, which are ideally placed for clients who are either digital-first or are digitally transforming their business.
Our Strategic Approach
We place a high priority on delivering great customer experiences across the customer lifecycle and focus on clients who view CX as a competitive differentiator. We have transformed our business from a traditional BPO of commoditized call center support to a technology-led provider and partner of choice, and today view ourselves at the forefront of delivering AI-powered CX across the customer journey to and for our clients, further setting the company apart from legacy BPOs.
Companies are looking for enhanced solutions beyond pure labor arbitrage. They require partners that can enhance their brand and customer loyalty. Key attributes include tech-led solutions, a highly connected culture, superior levels of employee engagement, elevated branding, and a fast and effective path to operational proficiency. Our approach focuses on high growth clients that are experiencing increased demand for their products and services. In addition, we serve companies that are transforming their CX to a digital-first model. These target clients are looking for partners that can deliver a digital-first experience to their customers, while enhancing their brand and customer loyalty at scale. Historically, we called this BPO 2.0, an area in which ibex delivered industry-leading results across these differentiated solutions. Today, we are further defining the new BPO 3.0, which includes AI-powered solutions across the customer journey designed to leverage best in class business insights with the adoption and utilization of customer-facing AI solutions to seamlessly connect AI agents and traditional human support, at scale, for our clients.
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
Our Clients
We seek to partner with growing companies with emerging brands to help drive their customer engagement in ways that can revolutionize the way consumers connect and invest in their brands of choice harnessing the power of technology. These brands span across verticals such as Retail & E-commerce, HealthTech, Telecommunication, FinTech, Travel, Transportation & Logistics, and Technology. We also serve large Fortune 500 companies with very established brands. Our clients fit primarily within two categories:
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

Within these two categories of companies, our core focus is on winning and growing partnerships with those clients we refer to as BPO 3.0 clients – those companies focused on providing amazing experiences to their customers, while enhancing their brand and customer loyalty, at scale, focusing on digital-first and integrated omni-channel delivery, and seeking to do so leveraging seamlessly to connect AI agents with best-in-class human support.

Our success leveraging and embedding our Wave iX technology and analytics insight platform suite across client engagements enhances and strengthens the nature of our client relationships. This is evidenced both by our high client retention rates, as well as our most recent client Net Promoter Score (“NPS”) of 71.
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

These Blue Chip companies are reacting to this shifting landscape with a relentless focus on CX. They view their customer contact center providers as essential partners and an extension of their brand rather than a cost center to manage customer interaction. As a result, they are often moving away from their incumbent legacy providers and moving to service providers that can deliver better and differentiated customer support, leveraging emerging technologies. They are not just looking for labor to manage contacts, but rather they are looking for great customer experiences.
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
3.Outsourcing Across the Operational Value Chain – Enterprises are more frequently relying on outsourced providers to address their needs across the entire customer lifecycle. Many companies are increasingly relying on the expertise of external providers to deliver cost savings, ensure compliance, drive performance enhancements, and offer technology suites that serve to improve overall CX while allowing the brand to focus on their core products and competencies. Mature companies seek to digitally transform their current operations to meet the demands of the digital economy and diversify their capabilities. Companies in emerging sectors outsource due to their limited experience and/or resources to manage increasing volumes of customer interactions, and in order to drive new customer demand, scale operations, optimize costs, protect their brand investment, and accelerate profitability.
4.AI to Enhance Service Delivery − With the increasing applicability of AI in enhancing business processes, the customer care industry is increasingly evaluating and integrating AI into its range of solutions to improve the customer experience and improve efficiencies. The proliferation and evolution of generative AI has had many impacts on the CX sector. Potential automation in backend and middle-office business processes, as well as potential increased use of AI agents and bots to respond to pre-defined queries, has begun to impact assisted customer interactions. Additionally, productivity, data availability and quality due to generative AI could result in an increased volume of analytical work, as agents may be up-skilled to deploy improved analytical capabilities. The adoption of generative AI also presents key challenges in the forms of data security, governance, implementation and coordination of an overall customer service solution. These challenges create opportunities for trusted CX partners.

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
6.Bestshore Flexible Delivery Model – Clients are increasingly choosing providers based on their ability to provide a flexible, turnkey delivery model that can offer a mix of onshore, offshore, nearshore and remote working capabilities. However, in today’s industry, we believe clients are looking for the best provider in the specific market that they are considering, as opposed to finding one provider across all geographies. With recent global events, clients have indicated a growing emphasis on the ability of service providers to shift their delivery rapidly between various location models.

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
10.Solutions Catered to High-Growth Sectors – The challenges that digital-first “disruptors” face consist of managing high growth within their customer base, while simultaneously maintaining a high-quality customer experience. In contrast to mature business models, digital-first companies have generally not focused on developing large-scale in-house customer operations; therefore, they rely on external partners that can deliver customer service, engagement and support while maintaining the quality of their brands. Most of these companies source their customer interaction needs from lower-cost locations outside of their home markets.
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
Our sales and marketing activities are focused on our largest target verticals, including: Retail & E-commerce, HealthTech, Telecommunication, FinTech, Travel, Transportation & Logistics, and Technology. We believe our vertical market focus allows us to provide deep domain expertise and positions us as the best partner to help solve our clients’ unique needs. An essential part of our sales strategy is to focus on ways we can innovate on behalf of our clients, which includes digitization strategies and usage of data, technology, analytics and insights. We believe we are well positioned with the top brands in each of the industry verticals in which we operate and can leverage domain knowledge and strong client references to generate business with other companies in the same industry vertical. Our sales and marketing teams are leading the charge with the following initiatives.
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
Digital-First. The digital-first team is focused on penetrating a broader reach of unicorn and potential unicorn clients in the emerging technology and consumer services sector. Through our digital-first offering, we combine customer engagement and customer acquisition into an integrated solution set that is focused on the high-growth technology, e-commerce and consumer services markets for digital-first clients.

The sales process for a new client can be short or lengthy depending on the client. Generally, the sales process for our digital-first target clients is 30 to 60 days, while selling to larger blue-chip clients can extend up to two years.
Client Services. Our client services team is dedicated to maintaining and expanding our relationships with our existing clients. A majority of the senior leadership of the client services team is located in the United States and is supported by local team members located closer to the actual service delivery, sometimes in other countries / regions. The members of our client services team typically have deep operational experience as well as strong relationship-building and selling skills. Often our client services team for an account has a team member located close to the client’s premises in the United States as well as a member that is located close to where the delivery takes place, which is now increasingly in offshore and nearshore locations. Most of the new opportunities created within the embedded base of existing clients are led by the senior leadership of the client services team and follow the same general sales process as the new logo teams.
As part of our highly engaged corporate culture, our client relationships are set up at multiple levels and layers, all the way from our Chief Executive Officer through the business heads of our organization. We believe the multi-layered nature of these relationships allows us to develop even stronger client engagements.
Marketing Efforts. Our marketing efforts are focused on generating awareness of our offerings, establishing and promoting our brand, reaching and serving the CLX needs of key decision makers in our target verticals, and cultivating a community of successful and vocal customers. We focus our marketing efforts on demonstrating to our prospective clients our thought leadership in the CLX market, addressing the challenges facing companies across the full customer lifecycle, and engaging business leaders who are seeking to leverage data, technology, analytics, and insights to drive competitive differentiation. We take a strategic approach and work with enterprises across our largest target verticals, including: Retail & E-commerce, HealthTech, Telecommunication, FinTech, Travel, Transportation & Logistics, and Technology. We engage with key decision makers outside of request for proposal cycles in the following key offices: Chief Digital Officer, Chief Information Officer, Chief Experience Officer, Chief Customer Officer and the Chief Marketing Officer.
We also use various social media platforms such as LinkedIn, Facebook and Instagram to promote our brand externally to target clients and prospective employees, and internally to our employees, with the latter being a key component of our success in achieving award winning agent engagement.
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

We believe that the most significant competitive factor in the sale of outsourced customer engagement services is the ability of providers to act as partners to and extensions of clients’ brands, in an effort to deliver improved customer experiences and increased overall customer long term value. Other important factors include maintaining high and consistent levels of service quality, tailored value-added service offerings, supported by advanced technological capabilities, industry and domain expertise, an understanding of the digital marketplace and modern consumer, sufficient diversified global delivery coverage, reliability, scalability, security and competitive pricing.

Changes in a client’s geographic strategy, where the client is looking to move its outsourced CX from onshore to offshore or nearshore, or balance its workload between nearshore and offshore, often create opportunities for outsourced customer interaction providers. Our geographic growth with clients is a key part of our overall growth strategy.
Our Competitive Strengths and Differentiators
We utilize a differentiated value proposition to support our clients and drive value. We place the customer at the core of our business strategy and deliver world-class CX capabilities, operational delivery excellence, efficiency, and reliability to enhance our clients’ success. We are focused on building deep relationships at multiple levels within our clients’ businesses. Coupled with our consistently strong performance, this has enabled us to expand the number of high value CLX solutions we provide for our clients. This approach, over time, has led to higher client retention rates. Additionally, we closely monitor customer satisfaction via NPS, which is tracked through our annual Client Satisfaction Survey. Our most recent survey scored a client NPS of 71 which indicates strong, mutually-beneficial relationships with clients built on the value they place in ibex services and solutions along with the level of service consistently being delivered.
As evidenced by the quality and quantity of our new customer wins, growth and market share with these clients and our track record of strong customer retention, we believe we have clearly established ourselves as a CX leader in today’s digital economy. Our vertical industry expertise in high-growth areas, including (but not limited to) Retail & E-commerce, HealthTech, Telecommunication, FinTech, Travel, Transportation & Logistics, and Technology, allows us to adapt our services and solutions for clients, further embedding us into their customer engagement lifecycle while delivering impactful business results. We do this through leveraging our key competitive strengths:

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

2.Wave iX technology solutions to drive performance and innovation – ibex Wave iX is the hub of our technology development and innovation effort to drive value-added solutions for improved agent interactions, client CX, and overall performance. Wave iX is a platform that spans both the customer and agent lifecycle from customer acquisition, to engagement, to surveys and analytics. Our proprietary technology, combined with our Wave Zero launch process helps us to accelerate the pathway to proficiency (“Speed to Green”) for our clients and outperform our competition. Importantly, we have enhanced Wave iX to leverage the power of generative AI both internally and in client-facing engagements. Inside ibex, we utilize generative AI within our Wave iX product set to assist our agents in delivering great customer experiences, to provide deeper and more meaningful insights in our analytics offering and provide machine-assisted interactions for the customers of our clients. Our early adoption and offerings of client-facing AI solutions today include Wave iX AI Virtual Agent and Wave iX Translate. Wave iX Virtual Agent is a sophisticated AI solution for seamless and scalable automated customer and brand interactions via AI-driven voice and text conversations customized to align with a brand's persona and business needs. This Virtual Agent handles routine inquiries autonomously and features a smooth escalation process to human agents for more complex issues. It offers true omnichannel and multilanguage support, enabling businesses to communicate with customers across any platform in their preferred language. Wave iX Translate is an AI-powered solution which facilitates real-time, two-way conversation in over 150 languages, for both agents and customers. It translates spoken or typed language in real-time, improving communication and enabling CX organizations to better serve customers effectively and efficiently.
3.Best brand and employer in the markets we operate – Our goal is to be the best employer which helps create a virtuous cycle of the ability to attract and retain the best leadership and front-line agents. This in turn creates great performance that drives growth and expansion and expanded career opportunities for our personnel. The result is not only being recognized by the Great Places to Work and Great Places to Work for Women awards, but also by scoring at industry leading scores for eNPS in markets like Jamaica, Nicaragua and Philippines. Greater employee satisfaction also leads to significantly less attrition than traditional BPO programs. Agent attrition is a key cost and performance component where low attrition drives higher margins and better performance for ibex and our clients. Our digital services also have significantly less agent attrition than traditional BPO programs.
4.Broad set of full lifecycle digital services –The services we provide for our clients include two key service areas – Digital & Omni-Channel Customer Experience (ibex Connect) and Digital Marketing and E-Commerce (ibex Digital). This contrasts to many of our traditional competitors that are focused solely on contact center services. Often these digital services are provided in our high-margin nearshore and offshore regions, contributing to their growth.
5.Leading global delivery with significant growth in nearshore and offshore regions – Our global delivery model is built on onshore, offshore and nearshore delivery centers, and includes our ability to also support work-at-home capabilities. We seek to operate state-of-the-art “highly-branded” delivery centers in labor markets that are under-penetrated in order to maintain our competitive advantage, retain our position in those labor markets as an employer of choice and deliver a highly scalable and cost-effective solution to our clients. Our delivery centers enable us to create a differentiated connection to our clients’ brands and their customers. In addition, with a broad network of 30 delivery centers spread across multiple geographies, we provide much needed geographic diversity for our clients. In particular, significant investments made in the Philippines, Honduras, and Nicaragua help us to offer untapped talent pools for high-quality service, proximity to home operations, competitive price points, and an existing brand affinity. We are the largest BPO employer in Pakistan, which we believe is a truly disruptive market for the industry. Of our largest 25 clients, we service more than 80% of them across multiple regions creating great market diversification and business continuity. We also believe that providing services for our clients across multiple regions promotes a trusted relationship with our clients and is consistent with our “land and expand” client strategy.
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
We also have and maintain certain trade secrets arising out of the authorship or creation of proprietary computer programs, systems and business practices. Confidentiality is maintained primarily through contractual clauses, and in the case of computer programs, system access controls, tracking, and authorization processes.
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
Bermuda Laws

As a Bermuda company, we are also subject to regulation in Bermuda. Among other things, we must comply with the provisions of the Bermuda Companies Act 1981, as amended (the “Companies Act”) regulating the declaration and payment of dividends and the making of distributions from contributed surplus, which generally prohibit dividends or distributions unless certain solvency standards are met.
We are classified as a non-resident of Bermuda for exchange control purposes by the Bermuda Monetary Authority (“BMA”). Pursuant to our non-resident status, we may engage in transactions in currencies other than Bermuda dollars. There are no restrictions on our ability to transfer funds in and out of Bermuda or to pay dividends to United States residents that are holders of our common shares.
Under Bermuda law, “exempted” companies are companies formed for the purpose of conducting business outside Bermuda. As an exempted company, we may not, without a license granted by the Minister of Finance, participate in certain business transactions, including transactions involving Bermuda landholding rights and the carrying on of business of any kind, for which we are not licensed in Bermuda.
On December 31, 2018, the Bermuda government enacted the Economic Substance Act 2018, and related regulations, as subsequently amended (the “Substance Act”) with effect from July 1, 2019 for existing Bermuda entities, requiring certain entities in Bermuda engaged in “relevant activities” to maintain a substantial economic presence in Bermuda and to satisfy economic substance requirements. The list of “relevant activities” includes holding entities and financing and leasing (including intra-group lending), and the legislation requires Bermuda companies engaging in a “relevant activity” to be locally managed and directed, to carry on core income generating activities in Bermuda, to maintain adequate physical presence in Bermuda, and to have an adequate level of local full time qualified employees and incur adequate operating expenditure in Bermuda. Under the Substance Act, any entity that must satisfy economic substance requirements but fails to do so could face automatic disclosure to competent authorities in the European Union of the information filed by the entity with the Bermuda Registrar of Companies (the “Registrar”) in connection with the economic substance requirements and may also face financial penalties, restriction or regulation of its business activities or may be struck as a registered entity in Bermuda. We continue to evaluate the Substance Act and its requirements, as well as its application to our business.

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

The Beneficial Ownership Act 2025, as amended (the “BO Act”) came into force on November 3, 2025 requiring certain legal persons in Bermuda to identify beneficial owners and maintain a beneficial ownership register. For so long as our shares are listed on an “appointed stock exchange” (which includes the Nasdaq) we are exempted from the requirements of the BO Act except for the requirement to confirm our exempted status with the Registrar and file with the Registrar proof of that exception.
See “Risk Factors - Risks Related to Being Incorporated in Bermuda” for more information.
Privacy, Data Protection, and Cybersecurity
We use, collect, store, transmit, transfer, and process customer data in the ordinary course of business. As our solutions are designed to assist business customers with customer support services, only a portion of the customer data that we use, collect, store, transmit, transfer and process in providing our services constitutes personal data, personally identifiable information, personal information, or a similar term (collectively herein “personal information”). In the course of providing our services, we may obtain personal information in the form of business contact information of our customers, suppliers, prospects, and other persons, including our customers’ end users. We also may obtain personal information relating to current, former or prospective employees, contractors, and applicants and, as applicable, their family members or designees. Certain personal information that we collect and/or process from any of these persons may include information that is considered “special” or “sensitive” data, which may be subject to additional restrictions under applicable law.
We are required to comply with local, state, federal, and foreign laws and regulations pertaining to the collection, use, storage, transmission, transfer, processing, security, retention, and deletion of such personal information. In addition, we are also subject to certain self-regulatory standards and contractual requirements that require companies that process certain types of personal information, such as payment card data, to implement certain data security measures. Regulators around the globe, and in countries in which we operate, have promulgated and are continuing to adopt laws, implement regulations, and issue guidance pertaining to the collection, use, storage, transmission, transfer, processing, security, retention, and deletion of personal information. The applicability of these laws, regulations, and guidance is continually evolving, sometimes uncertain, and in some circumstances, conflicting between and among jurisdictions. Although certain of these laws are not applicable to business contact information or employee data in all circumstances, we strive to treat such data with care and comply with applicable requirements. Regulators are continuing to propose and adopt new laws designed to safeguard personal information and to provide additional rights to data subjects. We anticipate that the volume and scope of such laws will increase, and, as a result, our costs and efforts to comply with such laws will similarly increase. It may be costly to implement security or other measures designed to comply with these laws. See “Risk Factors - Unauthorized or improper disclosure of personal information, breach of privacy, whether inadvertent or as the result of a cyber-attack or improperly by our employees, has resulted in liability and could harm us.”

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
Human Capital Resources
We deploy a customer-centric, employee driven culture designed to enable our workforce to do their best work on behalf of our clients. As of June 30, 2026, we had approximately 35,000 full-time and total employees globally, consisting of approximately 2,500, 25,400 and 7,100 employees in our onshore, offshore and nearshore regions, respectively. As of June 30, 2025, we had approximately 33,000 full-time and total employees globally, consisting of approximately 1,800, 23,700 and 7,500 employees in our onshore, offshore and nearshore regions, respectively.
We believe that we have one of the best cultures in the industry. As a testament to our culture, a meaningful portion of our workforce is made up of family, friends and colleagues who were referred to us by our employees. Our culture is distinctive – built by and for the individuals that represent our clients’ brands with each and every contact. Our commitment to those individuals exceeds anything in our industry, as evidenced by our eNPS of 82.
At the foundation of our culture are three primary principles:
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

Information about our Executive Officers

The following are our executive officers as of September 10, 2026:

Name	Age	Title
Robert Dechant	64	Chief Executive Officer
Taylor Greenwald	58	Chief Financial Officer
Christy O’Connor	57	Chief Legal Officer and Assistant Secretary
David Afdahl	52	Chief Operating Officer
Julie Casteel	65	Chief Marketing and Strategic Accounts Officer
Bruce Dawson	62	Chief Sales and Client Services Officer
Paul Inson	62	Chief People Officer
Michael Ringman	55	Chief Technology Officer
Michael Darwal	43	Chief AI & Digital Officer

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

Ms. Christy O’Connor has served as our Chief Legal Officer and Assistant Corporate Secretary since March 2018. From 2015 to 2018, Ms. O’Connor worked for Alorica, a provider of customer management outsourcing solutions, specifically as the Chief Legal and Compliance Officer from 2015 through 2017 and as a legal advisor thereafter. From 2014 to 2015, Ms. O’Connor was the General Counsel and Chief Legal Officer at SourceHOV. From 2011 to 2014, Ms. O’Connor was the Deputy General Counsel for Stream Global Services. Ms. O’Connor holds B.A./M.A. degrees from the University of Chicago, a J.D. from St. Mary’s University School of Law, and a degree in International Law from the University of Innsbruck.

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

Ms. Julie Casteel has served as our Chief Marketing and Strategic Accounts Officer since 2012 and is responsible for expanding new and existing clients. She currently leads the strategy for growth and profitability for ibex’s largest global clients and is also responsible for the strategic development of the financial services and healthcare vertical markets. Ms. Casteel brings more than 25 years of successful sales and leadership experience within the BPO industry. For over 10 years, from 1998 to 2009, she served as the Executive Vice-President of Global Sales & Marketing at SITEL, where she was responsible for global revenue, client relationship management and the overall company marketing strategy. Ms. Casteel has served on a number of industry boards and has been published in the Economist, The Wall Street Journal and various industry publications. Ms. Casteel holds a B.S. degree in Biology from Texas A&M University.

Mr. Bruce Dawson has served as our Chief Sales and Client Services Officer since 2017. From 2016 until 2017, he held the same role for Ibex Global Solutions, Inc. From 2014 until 2016, Mr. Dawson served as U.S. Nearshore Regional Director for Atento S.A. Prior to joining Atento S.A., Mr. Dawson served at SITEL Corporation from October 2012 to March 2014 and Stream Global Services from October 2008 to August 2012. Mr. Dawson has held management positions at various companies in the BPO industry, bringing experience from the software and telecommunications sector. Mr. Dawson holds a B.A. degree in psychology from Denison University.

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

Mr. Michael Ringman has served as our Chief Technology Officer since October 2025. Mr. Ringman is responsible for the Company’s global technology strategy, including artificial intelligence, software development, information security, cloud infrastructure, and technology-enabled customer experience solutions. Prior to joining ibex, Mr. Ringman served as the Chief Information Officer and Chief Technology Officer at TELUS International (now TELUS Digital), a business process outsourcing and technology company, from 2013 to 2025, and Vice President of IT from 2012 to 2013. From 2004 to 2012, Mr. Ringman served as Vice President, Global Infrastructure at TeleTech Holdings, a business process outsourcing and technology company. Mr. Ringman holds a Bachelor of Science degree in Aerospace Engineering from the University of Colorado Boulder and a Master of Science degree in Telecommunications.

Mr. Michael Darwal has served as our Chief AI and Digital Officer since January 2026. From September 2022 to January 2026, Mr. Darwal served as Deputy CFO and EVP of Investor Relations. From 2013 until September 2022, Mr. Darwal served as the Chief Digital Officer of ibex Digital. For the decade prior to joining ibex Digital, Mr. Darwal held leadership roles in finance, operations, and innovation at an early Facebook marketing agency, Ampush Media, as well as public companies, Del Monte Foods and Progressive Insurance. Mr. Darwal holds a B.S.B.A. in Accounting and Information Systems from The Ohio State University.

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
We derive a substantial portion of our revenue from a few key clients. Our top three clients accounted for 24% of our revenue, and our top client accounted for approximately 9% of our revenue, for the fiscal year ended June 30, 2026. We could be materially impacted by the loss of business with, or the failure to retain a significant amount of business with, any of our key clients.
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

Solutions Pricing
The pricing that we are able to obtain for our solutions impacts our profitability and is usually included in statements of work entered into with our clients. In certain cases, we have committed to pricing over the period of a contract with limited-to-no sharing of risks regarding inflation and currency exchange rates. In addition, we are obligated under some of our contracts to deliver productivity benefits to our clients, such as reduction in handling time or speed to answer.
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
Moreover, companies may not continue to leverage outsourcing services at the same volumes and their outsourcing could be reversed by factors beyond our control, including changing economic conditions, negative perceptions attached to outsourcing activities or government regulations against outsourcing activities. Current or prospective clients may elect to perform such services in-house that may be associated with using an offshore provider. Political opposition to outsourcing services and / or outsourcing activities may also arise in certain countries if there is a perception that such actions have a negative effect on domestic employment opportunities.
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
Our results of operations may vary based on the impact of changes in the global economy on our clients. Global economic conditions, including inflation, rising interest rates, recession, and foreign exchange fluctuations, affect us and / or our clients’ businesses, and the markets in which we and they operate. While it is often difficult to predict the impact of general global economic conditions on our business, unfavorable global economic conditions, such as those that occurred during the global financial crisis and economic downturn in 2008 and more recently, during and immediately after the COVID-19 pandemic (the “Pandemic”), could adversely affect the demand for some of our clients’ products and services and, in turn, could cause a decline in the demand for our solutions. Additionally, several of our clients, particularly in the Telecommunications and Technology verticals, have experienced substantial price competition. As a result, we face increasing price pressure from such clients, which, if continued, could negatively affect our operating and financial performance.
Our business and future growth depend largely on continued demand for our solutions from clients based in the United States. We derived 97% of our revenue from customers based in the United States during the fiscal year ended June 30, 2026. In addition, a significant portion of our clients are concentrated in the Retail and E-commerce industry. For the fiscal year ended June 30, 2026, 25.7% of our revenue was derived from clients in the Retail & E-commerce vertical, 17.7% of our revenue was derived from clients in the HealthTech vertical, 14.1% of our revenue was derived from clients in the Travel, Transportation & Logistics vertical, 9.2% of our revenue was derived from clients in the Telecommunication vertical, and 33.3% of our revenue was derived from clients in other verticals. For these reasons, among others, the occurrence or persistence of unfavorable economic conditions could adversely affect our business, results of operations, financial condition and prospects.

See also the risk factor entitled “Fluctuations against the U.S. dollar in the local currencies in the countries in which we operate could have a material effect on our results of operations.”
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
Our main financing arrangements contain certain covenants in respect of a total net leverage ratio and fixed charge coverage ratio, and restrictions on incurring additional debt and liens, making certain restricted payments and investments, engaging in certain transactions with affiliates, and disposal of assets. Complying with these covenants may cause us to take actions that make it more difficult to successfully execute our business strategy and we may face competition from companies not subject to such restrictions. Moreover, our failure to comply with these covenants could result in an event of default or refusal by our creditors to renew certain of our loans which may have a material adverse effect on our business, financial condition, results of operation and prospects.
If our goodwill becomes impaired, we could be required to record a significant charge to earnings.
We had goodwill of $11.8 million as of June 30, 2026. We review our goodwill for impairment at least annually or more frequently if events or changes in circumstances indicate the carrying value may not be recoverable. Factors that may be considered a change in circumstances indicating that the carrying value of our goodwill may not be recoverable include declines in stock price, market capitalization or cash flows and slower growth rates in our industry. We could be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill was determined.
We did not recognize any impairment of goodwill during the three years ended June 30, 2026.
Our ability to use our net operating loss carry forwards may be subject to limitation.
As of June 30, 2026, for income tax purposes, we had approximately $16.2 million in estimated U.S. state and international net operating loss carry forwards that will begin to expire in 2026. The timing and manner in which we may utilize net operating losses may be limited by a lack of future taxable income which could adversely affect our ability to utilize our net operating losses before they expire. In general, net operating losses in one country cannot be used to offset income in any other country and net operating losses in one state cannot be used to offset income in any other state. Accordingly, we may be subject to tax in certain jurisdictions even if we have unused net operating losses in other jurisdictions. Furthermore, each jurisdiction in which we operate may have its own limitations on our ability to utilize net operating losses or tax credit carryovers generated in that jurisdiction. These limitations may increase our U.S. state or foreign income tax liability.
Operational Risks
Our business relies heavily on technology, telephone, and computer systems as well as third-party telecommunications and data services providers, which subjects us to various uncertainties.
We rely heavily on sophisticated and specialized communications and computer technology coupled with third-party telecommunications and data services providers to provide high-quality and reliable real-time solutions on behalf of our clients through our delivery centers. We rely on internet connectivity, telephone, call recording, customer relationship management and other systems and technology in our contact center operations. Our operations, therefore, depend on the proper functioning of our equipment and systems, including telephone, hardware and software. Third-party suppliers provide most of our systems, hardware and software, while our development teams build some in-house. We also rely on the telecommunications and data services provided by local communication companies in the countries in which we operate as well as domestic and international long distance service providers. In addition, in some areas of our business, we depend upon the quality and reliability of the services and products of our clients which we help sell to their end customers.
We have, in the past, experienced short-term electricity outages in our near-shore regions due to weather events. Although we maintain sufficient capacity in our operations infrastructure to meet the needs of all of clients, as well as our own needs, and to ensure that our solutions are accessible, including backup and redundancy mechanisms, and business continuity and disaster recovery plans, disruptions could result from, among other things, technical breakdowns, computer viruses, weather events, global conflicts, and performance or failure by our third-party telecommunications or data services providers. If the solutions we provide to our clients experience technical difficulties or quality issues, if key technology systems and facilities are damaged or compromised, or there are any disruptions in the delivery of our services, we may have a harder time selling services and products to end customers and may be required to make unexpected investments in new systems or technology or require us to find alternatives. Prolonged disruption of our solutions, even if due to events beyond our control, could also entitle our clients to terminate their contracts with us, result in other brand and reputational damages and adversely affect our business, financial results, operations or prospects.

The integration of AI and generative AI technology into our offerings, including our use of third-party providers, could result in operational, legal, regulatory, and reputational harm.

We are increasingly integrating AI into our solutions, including the use of third-party provider offerings, to better position ourselves to offer our clients the most robust set of solutions, while also implementing appropriate governance and controls for its use. AI is rapidly evolving and is likely to be an essential part of our future service offerings. The development, adoption, and use of generative AI technologies remain at an early stage, and inadequate AI development or deployment practices by us or our third-party developers or vendors could lead to unintended consequences. We have developed internal governance frameworks to assess and monitor our use of AI and the risks associated with its implementation, including review of third-party AI systems. While AI offers significant benefits, it also presents risks and challenges to our business. Certain third-party AI solutions have the potential to automate or reduce demand for some of our more standardized or lower-complexity service offerings. At the same time, AI solutions are evolving and are not infallible, and issues with data sourcing, technology integration, bias in data models, or decision-making algorithms, flawed or inaccurate outputs, security challenges, intellectual property, and the protection of personal information and privacy could impair our successful and effective adoption of this technology. Additionally, any latency, disruption, or failure in these AI systems or infrastructure could cause delays or errors in our offerings. The legal and regulatory landscape governing AI is also evolving and may impose additional compliance obligations, increase our costs, delay or restrict deployment, or expose us to regulatory or contractual liability.

We are also dependent, in part, on third-party provider offerings and their ability to effectively and quickly integrate AI into our solutions. We may not have full control over the quality and performance of third-party providers, and therefore, any unexpected deficiencies or problems arising from these third-party providers may cause significant interruptions in the operation of our business. If our AI solutions or those of our third-party providers are deployed before they have been adequately tested, validated, and governed, or if outputs from these AI solutions are deemed by clients to be questionable, inaccurate, or otherwise unacceptable, our brand and reputation may be harmed and our results of operations may be impacted. On the other hand, if we are too slow to market and are unable to timely and effectively integrate and deploy AI in our offerings, we could fall behind our competitors and our results of operations and future prospects may also be impacted. Developing, testing, deploying and governing resource-intensive AI systems may require additional investments and increase our costs.
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
We may also need to increase employee compensation more than in previous periods to remain competitive in attracting the quantity and quality of employees that our business requires. For the fiscal year ended June 30, 2026, payroll and related costs and stock-based compensation expense across the total company, including for cost of services and selling, general and administrative expenses accounted for $420 million, or 65%, of our revenue. Employee benefits expenses in each of the countries in which we operate are a function of the country’s economic growth, level of employment and overall competition for qualified employees in the country. In most of the geographies in which we operate, we have experienced increasing labor costs due to increased demand and greater competition for qualified employees.
Natural events, health epidemics, geopolitical conditions, including developing or ongoing conflicts, widespread civil unrest, terrorist attacks and other acts of violence involving any of the countries in which we or our clients have operations could adversely affect our operations and client confidence.
Natural events (such as floods, hurricanes and earthquakes), health epidemics (including the Pandemic), geopolitical conditions, including developing or ongoing conflicts, widespread civil unrest, terrorist attacks and other acts of violence could result in significant worker absenteeism, increased attrition rates, lower asset utilization rates, voluntary or mandatory closure of our facilities, our inability to meet dynamic employee health and safety requirements, our inability to meet contractual service levels for our clients, our inability to procure essential supplies, travel restrictions on our employees, and other disruptions to our business. For example, a substantial portion of our operations are conducted in the Philippines, Jamaica, Pakistan, and Nicaragua, which have experienced and may continue to face political instability and unrest, natural disasters, acts of terrorism, crime, or similar risks. In addition, these events could adversely affect global economies, financial markets and our clients’ levels of business activity. Any of these events, their consequences or the costs related to mitigation or remediation could impact us. Insurance may not be sufficient to guarantee costs of repairing the damage caused by such disruptive events and such events may not be covered under our insurance policies.
Fluctuations against the U.S. dollar in the local currencies in the countries in which we operate could have a material effect on our results of operations.
During the fiscal year ended June 30, 2026, 3% of our revenue was generated in currencies other than the U.S. dollar. A portion of our costs and expenses that were incurred outside of the United States were paid in foreign currencies, mostly the local currencies of the Philippines, Jamaica, and Pakistan. During the year ended June 30, 2026, out of our total payroll and related costs, 30.9% were incurred in the Philippines Peso, 8.9% were incurred in the Jamaican Dollar and 11.6% were incurred in the Pakistani Rupee. To a lesser extent, we also have exposures to the Nicaraguan Cordoba and Honduran Lempira. Because our financial statements are presented, and revenues are primarily generated, in U.S. dollars, whereas some portion of the cost is incurred in foreign currencies, any significant unhedged fluctuations in the currency exchange rates between the U.S. dollar and the currencies of countries in which we incur costs in local currencies will affect our results of operations and financial statements. This may also affect the comparability of our financial results from period to period, as we convert our subsidiaries’ statements of financial position into U.S. dollars from local currencies at the period-end exchange rate, and income and cash flow statements at average exchange rates for the year. See “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” for more information.
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
Our facilities operate solely on leasehold property. Our leases are subject to renewal, and we may be unable to renew such leases on commercially acceptable terms or at all. Our inability to renew our leases, or a renewal of our leases with a rental rate higher than the prevailing rate under the applicable lease prior to expiration, may have an adverse impact on our operations, including disrupting our operations or increasing our cost of operations. In addition, in the event of non-renewal of our leases, we may be unable to locate suitable replacement properties for our facilities, or we may experience delays in relocation that could lead to a disruption in our operations. Any disruption in our operations could adversely affect us.
Legal and Regulatory Risks
Our global operations and customers expose us to numerous legal and regulatory requirements.
We operate in and provide solutions to our clients’ customers in multiple countries and continents around the world and in varied industries, including highly-regulated ones. We also have and may seek to expand operations in emerging market jurisdictions where legal systems may be less developed or familiar to us. As a result, we are subject to numerous, and sometimes conflicting, legal regimes on matters as diverse as outsourcing, content requirements, trade restrictions and similar controls, tariffs, taxation, sanctions, export controls, anti-corruption, anti-bribery, employment, immigration, internal and disclosure control obligations, securities regulation, competition, data security, privacy, and labor protection and relations. We may be particularly impacted by legal regimes regarding the following:
•Data Privacy Laws. We and our customers may be subject to privacy- and data protection-related laws and regulations that impose obligations in connection with the collection, use, storage, transfer, dissemination, security, and/or other processing (“Processing”) of personal information (such personal information collectively with all information defined or described by applicable law as “personal data,” “personally identifiable information,” “PII” or any similar term, is referred to as personal information), data, financial data, health data or other similar data. In the United States, the privacy and data protection rules and regulations to which we may be subject include those promulgated under the authority of the Federal Trade Commission (“FTC”), state regulators, and regulator enforcement positions and expectations. Similarly, many foreign countries and governmental bodies, including the EU member states and the United Kingdom, have laws and regulations concerning the processing of personal information obtained from their residents and individuals located in the EU or UK or by businesses operating within their jurisdiction, which are often more restrictive and apply more broadly than those in the United States. We are also subject to data protection and information security laws in other jurisdictions in which we operate or are organized, including Bermuda, the Philippines, Jamaica, Pakistan, Nicaragua and Honduras. Laws in these and other countries are continuing to evolve. Any actual or perceived failure to safeguard personal information or other information in our possession or control, appropriately retain, destroy or redact such data, or otherwise comply with these applicable requirements may subject us to litigation, regulatory investigations, or enforcement actions, damage our reputation, and adversely affect our ability to attract or retain customers.
•Telecommunications Laws. Working with clients in the Telecommunications, Technology and other verticals means that we may process or come into possession of data that must be treated with special care. For example, in the United States, telecommunications providers are subject to rules on the use and sharing of Customer Proprietary Network Information (“CPNI”). The Telecommunications Act of 1996 limits the uses to which such information may be put, and the parties with whom it may be shared, absent customer permission. It also requires that CPNI be adequately safeguarded. Two U.S. federal agencies, the FTC and the Federal Communications Commission (“FCC”), and various states have enacted laws including, at the federal level, the Telephone Consumer Protection Act of 1991, that restrict the placing of certain telephone calls and texts to residential and wireless telephone subscribers by means of automatic telephone dialing systems, prerecorded or artificial voice messages and fax machines. Internationally, we are also subject to similar laws imposing limitations on marketing calls to wireline and wireless numbers and compliance with do not call rules. These laws require companies to institute processes and safeguards to comply with these restrictions. Some of these laws can be enforced by the FTC, FCC, state attorneys general, foreign regulators or private party litigants.
•Import and Export Laws. Various countries regulate the import and export of certain encryption and other technology, including import and export permitting and licensing requirements, and have enacted laws that could limit our ability to provide or make available our technology-enabled solutions or could limit our clients’ ability to access or use those solutions in certain countries. Changes in our solutions, or future changes in export and import regulations may prevent clients with international operations from utilizing our solutions globally or, in some cases, prevent the export, import, provision or use of our solutions in certain countries, or by certain governments or persons altogether. Any change in export or import regulations, economic sanctions, or related legislation, or change in the countries, governments, persons, or technologies targeted by such regulations, could result in decreased use of our solutions by, or in our decreased ability to provide solutions to, existing or potential clients with international operations.
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
Our business depends significantly upon technology infrastructure, telephone systems, data and other equipment and systems, including systems operated by or on behalf of our clients and third-party providers. Internal or external attacks, system failures, unauthorized access, employee error, or other disruptions affecting any of those systems could disrupt the normal operations of our facilities and impede our ability to provide critical solutions to our clients, thereby subjecting us to liability under our contracts. In addition, our business involves the use, storage, and transmission of information about our employees, our clients, and our clients’ customers in connection with our solutions, including personal information of our clients’ customers. Our security controls over our systems, as well as other security practices we follow, may not prevent the improper access to, disclosure, alteration, loss or misuse of personal information or proprietary information. Such incidents or disclosures could harm our reputation and subject us to significant liability under our client contracts and laws that protect personal information, resulting in increased costs or loss of revenue.
The Company previously experienced a cybersecurity incident in August 2020. Threat actors may again attempt to penetrate our systems or those of our vendors or fraudulently induce our personnel or the personnel of our vendors to disclose information in order to gain access to our systems or data or seek to obtain fraudulent payments, including through phishing, business email compromise, AI-enabled social engineering or wire fraud schemes. The number and complexity of these threats continue to increase over time. If a material breach of our information technology systems or those of our vendors occurs, the market perception of the effectiveness of our security measures could be harmed and our reputation and credibility could be damaged, resulting in increased costs and potential losses to the Company.
Our insurance coverage may not be adequate to cover losses associated with security incidents, and in any case, such insurance may not cover all of the types of costs, expenses and losses we could incur to address a security incident. For more information on these risks, see the Risk Factors entitled “Our global operations and customers expose us to numerous legal and regulatory requirements” and “Our business relies heavily on technology, telephone and computer systems as well as third-party telecommunications and data services providers, which subjects us to various uncertainties.” For more information on the compliance costs related to applicable legal and regulatory requirements, see the discussion of Regulation in Part I, Item 1 of this Form 10-K.
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
In addition, our effective tax rate could be adversely affected by challenges to our intercompany transactions, changes in the valuation of deferred tax assets and liabilities, changes in tax laws or in their interpretation or enforcement, changes in the mix of earnings in countries with differing tax rates and changes in accounting principles, including accounting principles generally accepted in the United States (“GAAP”). Tax rates and policies in the jurisdictions in which we operate may change materially as a result of shifting economic, social and political conditions.

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
Prospective investors should consult their tax advisors regarding the potential impact to them of the Inflation Reduction Act and any subsequent legislative changes and administrative guidance to them. Furthermore, the Organization for Economic Cooperation and Development (the “OECD”) is leading an initiative under its base erosion and profit shifting (“BEPS”) project aimed at imposing a global minimum tax rate. On October 8, 2021, the OECD announced the OECD/G20 Inclusive Framework on Base Erosion and Profit Shifting, which agreed to a two-pillar solution to address tax challenges arising from the digitalization of the economy, with the intention of implementing the proposed “Pillar One” in 2024. On December 20, 2021, the OECD released the Pillar Two Model Rules defining the global minimum tax, which call for the taxation of multinational enterprises (having consolidated revenues in excess of €750 million) at a minimum rate of 15%. The OECD continues to release additional guidance on the two-pillar framework.
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
We are incorporated in Bermuda, and a significant portion of our assets is located outside the United States (in the jurisdictions that we operate). In addition, certain of our directors are non-residents of the United States. As a result, it may be difficult or impossible for U.S. investors to serve process within the United States upon us or our directors and executive officers, or to enforce a judgment against us for civil liabilities in U.S. courts.
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
As of June 30, 2026, The Resource Group International Limited ("TRGI"), beneficially owns, in the aggregate, approximately 13% of our outstanding common shares. In addition, pursuant to a stockholder's agreement, dated September 15, 2017, between TRGI and us (the "TRGI Stockholder's Agreement"), we will not take or commit to take, or cause or permit any of our subsidiaries to take, certain enumerated actions without TRGI's consent, to be withheld or given in TRGI's sole discretion. The TRGI Stockholder's Agreement will remain in effect until the date that TRGI holds less than 10% of all shares issued by us. TRGI may have interests that differ from interests of our other shareholders and TRGI may withhold or grant its consent to such enumerated actions in a way with which our other shareholders disagree and that may be adverse to our other shareholders' interests. For example, pursuant to such consent right, TRGI may delay, prevent, or deter a change of control of the Company and its subsidiaries, as well as certain M&A activity and securities offerings, and could deprive our shareholders of an opportunity to receive a premium for their common shares as part of a sale of the Company and may adversely affect the market price of our common shares.

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
We no longer qualify as an “emerging growth company” or a “smaller reporting company” and may no longer take advantage of certain disclosure exemptions which may cause us to incur increased costs.
As of June 30, 2026, the last day of the fiscal year ending after the fifth anniversary of our initial public offering, we no longer qualified as an emerging growth company (“EGC”) as defined in the Jumpstart Our Business Startups Act (the “JOBS Act”), and as such, we may no longer take advantage of certain exemptions available to EGCs including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), reduced financial disclosure obligations, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and any golden parachute payments not previously approved.

Additionally, on the last business day of the second quarter of fiscal year 2026, the aggregate market value of the Company’s common shares held by non-affiliate stockholders exceeded $250 million. As a result, we no longer qualify as a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K and may no longer take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements and certain scaled disclosures.
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
The Company is required by the SEC to establish and maintain effective internal control over financial reporting that provides reasonable assurance regarding the reliability of its financial reporting and the preparation of financial statements in accordance with GAAP. Our internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud. Effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements.

Failure to maintain effective internal controls, including any failure to implement required new or improved controls, could result in our inability to conclude that the Company has effective internal control over financial reporting. If the Company cannot meet its financial reporting obligations in a timely and reliable manner, or prevent fraud, the public perception of the Company and the market price of our shares may be harmed, which could have a negative impact on the Company’s financial position.
A significant portion of our total outstanding shares may be sold into the market in the near future. This could cause the market price of our common shares to drop significantly, even if our business is doing well.
Sales of a substantial number of our common shares in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common shares. As of August 31, 2026, we have 13,278,634 outstanding common shares. Certain of our security holders have rights, subject to some conditions, to require us to file registration statements covering common shares that they hold or to include their shares in registration statements that we may file for ourselves or for other shareholders.
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
The stock market in general, and the market for equities of newer public companies in particular, has been highly volatile. As a result, the market price of our common shares is likely to be similarly volatile, and investors in our common shares may experience a decrease, which could be substantial, in the value of their common shares, including decreases unrelated to our operating performance or prospects, or a complete loss of their investment. The price of our common shares could be subject to significant fluctuations in response to a number of factors, including those listed elsewhere in this “Risk Factors” section and others such as:
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
We have never declared or paid any dividends since becoming a public company in August 2020. We currently do not plan to declare dividends on our common shares in the foreseeable future. We currently intend to retain our future earnings, if any, to finance the growth and development of our business. The payment of dividends, if any, would be at the discretion of the Board and would depend on our results of operations, capital requirements, financial condition, prospects, contractual arrangements, any limitations on payment of dividends present in our current and future debt agreements and other factors that the Board may deem relevant. Accordingly, if the Board deems it appropriate not to pay any dividends, our investors may only realize future gains on their investments if the price of their common shares increases, which may never occur.
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

Our cybersecurity risk management program is focused on the following key areas:

Risk Assessment. Our in-house security teams and third-party security firms periodically evaluate the Company’s cybersecurity policies, processes, and practices. Such evaluations may include audits, assessments, penetration testing, threat modeling, tabletop exercises, and similar activities focused on evaluating the effectiveness of our cybersecurity processes and planning. The Company updates its cybersecurity policies, standards, processes, and practices periodically, as appropriate, based on the insights gained from these assessments, evolving industry standards, cybersecurity threat intelligence, changes to our infrastructure, and client-specific requirements. Identified risks are documented, prioritized, assigned to responsible owners, and tracked through remediation or other risk retirement, as appropriate.

The Company considers the following factors in assessing its cybersecurity risks, mitigation, and remediation strategies: the likelihood and degree of risk; potential impact, if a risk materializes; and the feasibility, cost and impact of controls. The specific controls used by the Company vary based on the systems and program involved, but typically include vulnerability and patch management, penetration testing, firewalls, intrusion prevention and detection systems, anti-malware (including anti-phishing) technical safeguards and access controls, privileged access management, endpoint threat detection and response, identity and access management, multi-factor authentication, logging and monitoring, data encryption, backup and recovery systems, cyber insurance, and physical security controls. The Company also incorporates threat intelligence and monitors emerging cybersecurity threats relevant to the BPO industry, including AI-enabled threats.

We have, and will continue to, integrate AI into our solutions, as well as explore potential third-party partnerships to help us be better positioned to offer our clients robust solutions. While AI offers significant benefits, it also presents risks and challenges. AI solutions are evolving and are not infallible, and we may encounter issues with data sourcing, technology integration, bias in data models or decision-making algorithms, security challenges, and the protection of personal information and privacy. Depending on the nature and risk profile of the proposed used, the Company conducts reviews of third-party AI systems, and providers that may include data security, model security, privacy, legal and regulatory compliance and contractual protections.

Third-Party Risks. We have established processes to oversee and identify cybersecurity risks presented by third parties. Under these processes, contracts with relevant third parties are reviewed, as appropriate, for contractual controls, including provisions requiring appropriate cybersecurity measures. We periodically conduct assessments of key vendors and business partners’ cybersecurity practices and require them to adhere to our security standards, as appropriate. Additionally, we may perform additional due diligence on select third-party service providers by collecting and reviewing certifications and other assurance materials when available. The Company may also periodically review third-party processes, assessments, and certifications to evaluate their use of industry best practices.

Business Continuity, Incident Response and Disaster Recovery. The Company has established and maintains business continuity, incident response, and disaster recovery plans designed to address the Company’s response to cybersecurity incidents and other potential disruptions. Our IT Security, Technology, Operations, Legal, and Compliance teams periodically evaluate and update these plans and participate in exercises intended to enhance our incident response preparedness. The Company also leverages third party incident response and threat detection services. The Company has processes designed to escalate potentially significant cybersecurity incidents for assessment by appropriate members of management, including to evaluate applicable contractual, legal, regulatory, and disclosure obligations.

Education and Awareness. The Company provides regular, mandatory training for personnel on cybersecurity threats and has processes and procedures in place to communicate out-of-cycle notices and updates regarding the Company’s information security policies, standards, processes, and practices by the Chief Technology Officer (“CTO”) as needed.
Governance

The Company’s Board is responsible for overseeing cybersecurity risk management as part of its oversight of the Company’s enterprise risk management framework. The Board receives periodic updates from management on cybersecurity strategy, risk assessments, and significant developments but is not involved in day-to-day operational decision-making. The Company’s management team is responsible for the day-to-day oversight and management of cybersecurity risks, supported by our dedicated professionals responsible for cybersecurity, fraud, risk management, and compliance. Additionally, our Cybersecurity Committee, which is composed of certain members of executive management and leaders from Technology, Information Security, Legal, Compliance, and Operations, provides sponsorship, oversight, and guidance to help achieve our management objectives. Our Chief Information Security Officer (“CISO”) reports to our CTO and assists in the day-to-day management of cybersecurity risks by leading the Information Security department and operationalizing our Information Security management systems.

Our current CISO has served in information security leadership roles at the Company for more than ten years and holds more than eighteen years of experience in cybersecurity, including security operations, cloud security, and risk management. He has extensive experience with enterprise information security controls and frameworks, such as ISO 27001, PCI DSS, SOC 2 Type II, and HITRUST. Additionally, our CISO holds multiple professional certifications, including CISSP (Certified Information Systems Security Professional), CISA (Certified Information Security Auditor), and CISM (Certified Information Security Manager).

The CTO and CISO meet regularly with the Cybersecurity Committee to review the Company’s management of information security risks, and the Cybersecurity Committee evaluates the adequacy of the Company’s IT security program, compliance and controls with our CTO. In addition to scheduled meetings, the CTO, Cybersecurity Committee, and CEO maintain a regular dialogue regarding emerging or potential cybersecurity risks, which may include input from our third-party vendors and other external sources. The Cybersecurity Committee receives updates on significant developments in the cybersecurity domain from the CTO and CISO, as needed and at least quarterly. These updates, as well as other cybersecurity matters, are provided to the Company’s Board by the CTO to support the Board’s oversight of cybersecurity-related risks. The Board and executive management meet regularly to review cybersecurity risks and developments as part of our enterprise risk management framework.

Cybersecurity Threats

We have implemented additional technical and procedural safeguards over time to strengthen our security posture, including enhanced incident response protocols and employee awareness training. Although cybersecurity threats, including the result of any previous cybersecurity incidents, in the last fiscal year have not materially affected the Company’s business strategy, results of operations or financial condition, there can be no assurance that future cybersecurity incidents, will not materially our business strategy, results of operations, or financial condition. Additional information on cybersecurity risks we face can be found in Part I, Item 1A. “Risk Factors - Unauthorized or improper disclosure of personal information, breach of privacy, whether inadvertent or as the result of a cyber-attack or improperly by our employees, has resulted in liability and could harm us.” which should be read in conjunction with the foregoing information.

ITEM 2.    PROPERTIES
Our executive management offices are located in Washington, D.C., which consist of approximately 5,300 square feet of office space and serves as the headquarters for senior management and the financial, information technology and administrative departments.
As of June 30, 2026, we operated 30 delivery centers in the following countries:

Country	Number of centers	Number of workstations
United States	2	654
Philippines	10	9,772
Pakistan	11	5,473
Jamaica	2	2,405
Nicaragua	4	2,691
Honduras	1	710
Total	30	21,705
We lease all of our facilities and do not own any real property. Lease terms are negotiated on an individual basis and contain a wide range of different terms and conditions. Leases are typically made for a fixed period of two to 15 years and may include renewal options.

The Company believes that all of its facilities are adequately maintained and in good operating condition and are suitable and adequate to meet the Company’s current operational needs. We expect to procure additional space in the future as we continue to add employees and expand geographically to meet the demands of the business.
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
PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common shares began trading on the Nasdaq Global Market under the symbol “IBEX” on August 7, 2020. As of August 31, 2026, the sale price for the Company’s common shares, as reported by the Nasdaq, was $38.46 per share.
As of August 31, 2026, we had 82 holders of record of our common shares.

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
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The Board may authorize share repurchases of the Company’s common shares and the Company had multiple share repurchase plans during the years ended June 30, 2026 and 2025. Purchases made pursuant to these authorizations may be carried out through open market or privately negotiated transactions, including block transactions and Rule 10b5-1 trading plans, depending on market conditions and in accordance with applicable rules and regulations, at times and in such amounts as the Company deems appropriate. The actual timing, number, and dollar amount of repurchase transactions will be determined by management at its discretion and will depend on a number of factors including, but not limited to, the market price of the Company’s common shares, general market and economic conditions, and compliance with Rule 10b-18 and/or Rule 10b5-1 under the Exchange Act.
The Board will review the repurchase program periodically and may authorize adjustment of its terms and size, suspend or discontinue the program. The Company has and expects to fund future repurchases with its existing cash balance. The share repurchase program does not obligate the Company to acquire any particular amount of common shares. On May 11, 2026, the Board authorized $20 million in share repurchases for the next twelve months (the "2026 Share Repurchase Program”).

The following table provides information related to our purchases of our common shares during the three months ended June 30, 2026:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Share Repurchase Programs ($000s)
April 1 - 30, 2026	48,300	$28.17	48,300	$1,862
May 1 - 31, 2026	46,000	$30.89	46,000	$19,384
June 1 - 30, 2026	48,300	$30.47	48,300	$17,912
Total	142,600	$29.83	142,600

(1) The Average Price Paid per Share excludes broker commissions.
Refer to Note 14, “Stockholders’ Equity” in the consolidated financial statements included in this Form 10-K for additional information on our share repurchases and share repurchase programs.

Recent Sale of Unregistered Securities and Use of Proceeds
None.

Stock Performance Graph
The following graph compares the performance of our common shares with the performance of the iShares Russell 2000 Index Fund and our Peer Group comprised of Concentrix Corporation (Nasdaq: CNXC), TaskUs, Inc. (Nasdaq: TASK), Teleperformance (Euronext Paris: TEP), TTEC Holdings, Inc. (Nasdaq: TTEC), ExlService Holdings, Inc. (Nasdaq: EXLS) and Conduent Incorporated (Nasdaq: CNDT).The graph assumes that $100 was invested at market close on June 30, 2021 in our common shares and in each comparison index, and that all dividends were reinvested. The stock price performance of the following graph is not necessarily indicative of future stock price performance.
The performance graph shall not be deemed "soliciting material" or to be "filed" with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of the Company under the Securities Act or the Exchange Act.

5-Year Cumulative Total Return
180
160
140
120
100
80
60
40
20
06/30/2021
06/30/2022
06/30/2023
06/28/2024
06/30/2025
06/30/2026
ibex Limited
Russell 2000
Peer Group

	June 30,
	2021	2022	2023	2024	2025	2026
Ibex Limited	$100	$86	$109	$83	$149	$156
Russell 2000	$100	$74	$82	$88	$94	$131
Peer Group	$100	$80	$46	$32	$30	$15
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
This Form 10-K includes certain historical consolidated financial and other data for IBEX Limited (“ibex,” “we,” “us,” “our” or the “Company”). The following discussion provides a narrative of our financial condition and results of operations for the fiscal year ended June 30, 2026 compared to the fiscal year ended June 30, 2025. Discussion and analysis for the fiscal year ended June 30, 2025 compared to the fiscal year ended June 30, 2024 may be found in the Company’s Annual Report on Form 10-K for the year ended June 30, 2025 filed with the SEC on September 11, 2025.
Overview

ibex delivers innovative business process outsourcing (“BPO”), smart digital marketing, online acquisition technology, end-to-end customer engagement, and Artificial Intelligence (“AI”) solutions to help companies acquire, engage, and retain valuable customers. ibex operates a global customer experiences (“CX”) delivery center model consisting of 30 delivery centers around the world, while deploying next-generation technology to drive superior customer experiences for many of the world’s leading companies across various verticals, including Retail & E-commerce, HealthTech, Telecommunication, FinTech, Travel, Transportation & Logistics, Technology, and others. ibex leverages its diverse global team of approximately 35,000 employees together with industry-leading technology, including its Wave iX platform, to manage nearly 176 million customer interactions on behalf of our clients, driving a truly differentiated customer experience.
Business Highlights

During the fiscal year ended June 30, 2026, the Company delivered strong financial results and experienced broad-based growth including in our top three verticals: HealthTech, Travel, Transportation & Logistics, and Retail & E-commerce, with increases of 38.5%, 17.2%, and 14.1%, respectively, when compared to the prior year. Our growth continues to be driven by outstanding performance within our embedded base clients, along with 17 new client wins during the current fiscal year, and our ability to drive innovative AI solutions across our clients. We continued to geographically optimize our delivery centers during the current year which included the closure of two nearshore sites concurrent with the expansion into two new offshore sites, and an increase in headcount in our offshore regions by approximately 1,700 employees when compared to the prior year. Our continued focus and investments in our clients, talent, and technology resulted in revenue growth of 15.4% during the fiscal year ended June 30, 2026, while increasing our net income margin to 7.2% and delivering a consistent adjusted EBITDA margin of 12.8%, when compared to the prior year.

Recent Financial Highlights

The Company delivered revenues of $644.1 million during the fiscal year ended June 30, 2026, a 15.4% increase compared to the prior year due to growth across our key verticals and digital acquisition business. Net income during the fiscal year ended June 30, 2026 was $46.3 million, a 25.7% increase from $36.9 million during the prior year. Fully diluted earnings per share increased to $3.13 for the fiscal year ended June 30, 2026, compared to $2.36 for the prior year. The increase in net income was driven by revenue growth in our higher margin offshore regions resulting in improved overall operating margins. The increase in fully diluted earnings per share was driven by higher net income during the current year and fewer diluted shares outstanding compared to the prior year.

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

Artificial Intelligence

With the increasing applicability of AI in enhancing business processes, the BPO industry is increasingly evaluating and starting to integrate AI into its range of solutions to improve the customer experience, serve an increasing number of consumers, and drive efficiencies throughout the customer journey. We are moving aggressively to leverage generative AI in our business, both internally and in consumer-facing interactions. Our Wave iX technology has a three-pronged AI strategy, which continues to keep ibex at the forefront of this digital transformation. Our proprietary internal solutions are focused on increasing agent productivity and the quality of our services by leveraging AI across the agent lifecycle to improve recruiting, hiring, training, and coaching. We are leveraging AI to better understand and improve customer journeys at every step, providing deeper customer insights to tailor client solutions and elevate their customers' experiences. Finally, leveraging our deep customer experience knowledge and extensive data and analytics on specific customer journeys, we are putting highly customized AI agents in front of the customer journey with voice and chat solutions to automate low-complexity transactions, enable smoother, more effective and efficient, seamless AI to human agent interactions, and provide real-time translation solutions.

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

Client’s Underlying Business Performance

Demand for customer interaction services reflects a client’s underlying business performance and priorities. Growth in a client’s business often results in increased demand for our customer engagement solutions. Conversely, a decline in a client’s business generally results in a decrease in demand for our customer engagement solutions, shifting volume to lower cost geographies, and potential increases in demand for our customer acquisition and expansion solutions. The correlation between a client's business performance and demand for outsourced customer interaction solutions can therefore be complex, and depends upon several factors, such as industry consolidation, client investments in growth, and overall macroeconomic environment, all of which can result in short term revenue volatility for outsourcing providers. Demand during the fiscal year ended June 30, 2026 was higher when compared to the prior year due to increased demand for our digital-first solutions, growth in our existing clients, and recent new client wins in strategic verticals.

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
As demand for delivery locations has grown and continued to shift towards lower cost geographies during the fiscal year ended June 30, 2026, we are in the process of building additional capacity in our offshore regions. We also continue to realize cost savings as we geographically optimize our delivery centers in higher cost regions.

Additionally, we have continued to shift towards work at home seats, which has allowed us to rationalize a number of delivery locations in higher cost regions, especially in the United States.
Labor Costs

When compensation levels of our employees increase, we may not be able to pass on such increased costs to our clients or do so on a timely basis, which tends to depress our operating profit margins if we cannot generate sufficient offsetting productivity gains. We continued to see increasing wage pressure in all of our geographies, in part brought on by the current global inflation and labor shortage, which is increasing competition for contact center agents from other sectors of the economy during the fiscal year ended June 30, 2026. We were able to offset some of these wage increases with higher agent quality and increased productivity, higher agent retention, and increased client prices under contractual cost of living adjustments (“COLA”). Furthermore, our overall labor cost as a percentage of revenue is positively impacted by the aforementioned shift in delivery location from onshore delivery centers to offshore centers.
Delivery Location

We generate greater profit margins from our work carried out by agents located in offshore and nearshore regions compared to our work carried out from onshore locations in the United States. As a result, our operating margins are influenced by the proportion of our work delivered from these higher margin locations. Over time we have expanded and further diversified our delivery network by adding facilities in these locations, offering a significant relative cost advantage. Our percentage of workstations in nearshore and offshore geographies is approximately 97% as of June 30, 2026. We regularly evaluate whether to procure additional space or enter into new markets as we continue to add employees and expand geographically to meet the demands of our business.
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

Client Concentration
During the fiscal year ended June 30, 2026, our largest client accounted for 9%, while our three largest clients accounted for 24% of our consolidated revenues. We now have over 65 clients with greater than $1 million in annual revenue and 30 clients with greater than $5 million in annual revenue. We believe our client diversification is a strength and mitigates risk.
Pricing
Our revenues are dependent upon both volumes and unit pricing for our services. Client pricing is often expressed in terms of a base price per minute or hour as well as, in limited cases, with bonuses and occasionally penalties depending upon our achievement of certain client objectives. During the fiscal year ended June 30, 2026, the tightening in the global labor market and corresponding wage inflation, as well as increasing facilities expenses have resulted in us pursuing and successfully negotiating price increases or COLA with many of our clients.
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
Net Effect of Currency Exchange Rate Fluctuations
While substantially all of our revenues are generated in U.S. dollars, a significant portion of our operating expenses are incurred outside of the United States and paid for in the respective foreign currencies, principally the local currencies of the Philippines, Jamaica and Pakistan. During the fiscal year ended June 30, 2026, out of our total employee salaries and benefit expenses, 30.9% were incurred in the Philippine Pesos, 8.9% were incurred in the Jamaican Dollar and 11.6% were incurred in Pakistani Rupee. As a result, our operations are subject to the effects of changes in exchange rates against the U.S. dollar.

See “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” for additional information on how foreign currency impacts our financial results.
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

During fiscal year 2026, capacity utilization remained consistent with 94% when compared to the prior year as we continue to utilize capacity in nearshore and offshore geographies and optimize our onshore capacity. Capacity utilization was over 100% in the United States as we continued to migrate towards a work at home model.

The following table displays our capacity utilization by region for the fiscal years ended June 30, 2026 and 2025:

	As of June 30, 2026
	Total Production Workstations	In Use	Utilization %
Onshore	654	1,895	290%
Offshore	15,245	13,622	89%
Nearshore	5,806	4,808	83%
Total	21,705	20,325	94%

	As of June 30, 2025
	Total Production Workstations	In Use	Utilization %
Onshore	654	1,461	223%
Offshore	12,625	11,856	94%
Nearshore	7,177	4,596	64%
Total	20,456	17,913	88%
Included in the In Use amounts and Utilization percentages above is the impact of our employees working remotely. As of June 30, 2026, we had 1,655, 1,398, and 196 employees working remotely in our onshore, offshore, and nearshore regions, respectively. As of June 30, 2025, we had 1,237, 1,714, and 337 and employees working remotely in our onshore, offshore, and nearshore regions, respectively.
Results of Operations
The following summarizes the results of our operations for the fiscal years ended June 30, 2026 and 2025:

	Year ended June 30,		Period over Period Change
($000s)	2026	2025	($)	(%)
Revenue	$644,076	$558,273	$85,803	15.4%

Cost of services	456,169	385,692	70,477	18.3%
Selling, general and administrative	113,021	108,738	4,283	3.9%
Depreciation and amortization	19,922	17,232	2,690	15.6%
Income from operations	$54,964	$46,611	$8,353	17.9%

Interest income	266	955	(689)	(72.1)%
Interest expense	(936)	(1,634)	698	(42.7)%
Income before income taxes	$54,294	$45,932	$8,362	18.2%

Provision for income tax expense	(7,963)	(9,068)	1,105	(12.2)%
Net income	$46,331	$36,864	$9,467	25.7%
Revenue

Revenue was $644.1 million during the fiscal year ended June 30, 2026, an increase of $85.8 million, or 15.4%, compared to the prior year. This increase was primarily driven by increases in our HealthTech vertical of $31.7 million, or 38.5%, Retail & E-commerce vertical of $20.5 million, or 14.1%, Travel, Transportation & Logistics vertical of $13.3 million, or 17.2%, Technology vertical of $11.1 million, or 25.6%, and Other vertical of $21.5 million, or 28.9%, due to growth in our digital acquisition business, compared to the prior year. These increases were partially offset by a decrease in the Telecommunications vertical of $13.6 million, or 18.7%, compared to the prior year.

As a percentage of total revenue, our HealthTech vertical increased to 17.7% compared to 14.7%, our Technology vertical increased to 8.4% compared to 7.8%, and our Other vertical increased to 14.9% compared to 13.3% during the prior year. Our Retail & E-commerce and our Travel, Transportation & Logistics verticals remained consistent at 25.7% and 14.1%, respectively, compared to the prior year. Conversely, our Telecommunications vertical decreased to 9.2% during the fiscal year ended June 30, 2026 compared to 13.1% during the prior year.
Operating Expenses

Cost of services
Cost of services was $456.2 million during the fiscal year ended June 30, 2026, an increase of $70.5 million, or 18.3%, compared to the prior year. The increase in cost of services was primarily due to increases in payroll and related costs, reseller commissions and lead expenses, facility, IT, local transportation and other site related expenses.
Payroll and related costs were $336.5 million during the fiscal year ended June 30, 2026, an increase of $45.4 million, or 15.6%, compared to the prior year, due to additional headcount to support increased revenues during the current year and severance costs of $0.9 million related to work transferring from nearshore to offshore delivery centers. As a percent of revenue, payroll costs were 52.3% during the fiscal year ended June 30, 2026, consistent with the prior year.
Reseller commissions and lead expenses were $34.0 million during the fiscal year ended June 30, 2026, an increase of $13.3 million, or 64.0%, compared to the prior year. These increases were primarily due to increases in the utilization of our third-party affiliates for inbound inquiries as well as search engine costs in connection with increased revenue in our higher margin digital sales and marketing efforts.

Facilities expenses were $54.9 million during the fiscal year ended June 30, 2026, an increase of $6.6 million, or 13.5%, compared to the prior year, primarily driven by expansions in our offshore regions.

IT expenses were $10.3 million during the fiscal year ended June 30, 2026, an increase of $3.5 million or 51.4%, compared to the prior year, primarily due to additional software license fees.

Local transportation and other site related expenses were $10.9 million during the fiscal year ended June 30, 2026, an increase of $1.7 million or 18.9%, compared to the prior year, driven primarily by site expansions in our offshore regions to support increasing revenues during the current year.
Selling, general, and administrative expense (“SG&A”)

SG&A expense was $113.0 million during the fiscal year ended June 30, 2026, an increase of $4.3 million, or 3.9%, compared to the prior year. The increase was driven by higher payroll and related costs of $5.4 million due to higher performance-based incentives and new hires to support growth, higher stock-based compensation of $2.7 million primarily due to new grants issued during the current year, higher IT expenses of $1.4 million due to additional software license fees, and a net loss on lease termination $0.7 million related to the closure of two nearshore sites during the current year. These increases were partially offset by favorable foreign currency impacts of $3.9 million, lower legal and professional expenses of $0.8 million, lower facility expenses of $0.5 million, and a gain of $0.2 million on asset disposals, compared to the prior year. Additionally, during the fiscal year ended June 30, 2026, we recognized impairment losses of $1.1 million compared to $1.4 million in the prior year.
Depreciation and amortization expense (“D&A”)
D&A expense was $19.9 million during the fiscal year ended June 30, 2026, an increase of $2.7 million or 15.6%, compared to the prior year. The increase was primarily due to new capital additions in our offshore regions partially offset by lower depreciation expense resulting from an increase in fully depreciated assets. As a percentage of revenue, D&A for the fiscal year ended June 30, 2026 remained consistent with the prior year at 3.1%.

Income from operations
Income from operations was $55.0 million during the fiscal year ended June 30, 2026 compared to $46.6 million during the prior year. The operating margin for the fiscal year ended June 30, 2026 was 8.5%, up from 8.3% during the prior year.
Interest income

Interest income during the fiscal year ended June 30, 2026 was $0.3 million compared to $1.0 million for the prior year, and consisted primarily of income from invested funds.

Interest expense

Interest expense during the fiscal year ended June 30, 2026 was $0.9 million, a decrease of $0.7 million, or 42.7% primarily due to lower interest on borrowings in the current year as well as expenses incurred during the prior year including the loss on extinguishment of $0.2 million related to the termination of our PNC Credit Facility and interest expense of $0.2 million on the convertible promissory note issued in connection with the purchase agreement with TRGI, which was repaid during fiscal 2025.
Provision for Income Taxes

Income tax expense was $8.0 million during the fiscal year ended June 30, 2026, a decrease of $1.1 million, or 12.2%. The effective tax rate was 14.7% and 19.7% for the fiscal years ended June 30, 2026 and 2025, respectively. The changes in effective tax rates between these periods was primarily attributable to changes in revenue mix across our taxable jurisdictions and discrete tax benefits recognized in the current year. Excluding the discrete tax benefits from stock-based compensation and favorable resolution of uncertain tax positions, our effective tax rate would have been 18.2% for the fiscal year ended June 30, 2026.
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
Adjusted net income, adjusted net income margin, and adjusted earnings per share
Adjusted net income is a non-GAAP profitability measure that represents net income before the effect of the following items: severance costs, impairment losses, gains or losses on asset disposals, gains or losses on lease terminations, foreign currency gains and losses, and stock-based compensation expense, net of the tax impact of such adjustments. We define adjusted net income margin as adjusted net income divided by revenue. We define adjusted earnings per share as adjusted net income divided by weighted average diluted shares outstanding.

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
The following table provides a reconciliation of net income to adjusted net income, net income margin to adjusted net income margin, and diluted earnings per share to adjusted earnings per share for the years presented:

	Year ended June 30,		Period over Period Change
($000s, except per share amounts)	2026	2025	($)	(%)
Net income	$46,331	$36,864	$9,467	25.7%
Net income margin	7.2%	6.6%	0.6%	8.9%

Severance costs	1,240	558	682	122.0%
Impairment losses	1,092	1,429	(337)	(23.6)%
Gain on asset disposals	(150)	—	(150)	100.0%
Loss on lease terminations	744	—	744	100.0%
Foreign currency (gains) / losses	(3,177)	693	(3,870)	(558.4)%
Stock-based compensation expense	7,737	5,432	2,305	42.4%
Total adjustments	$7,486	$8,112	$(626)	(7.7)%
Tax impact of adjustments (1)	(1,650)	(1,975)	325	(16.5)%
Adjusted net income	$52,167	$43,001	$9,166	21.3%
Adjusted net income margin	8.1%	7.7%	0.4%	5.2%

Diluted earnings per share	$3.13	$2.36	$0.77	32.8%
Per share impact of adjustments to net income	0.39	0.39	—	1.0%
Adjusted earnings per share	$3.52	$2.75	$0.77	28.3%

Weighted average diluted shares outstanding	14,808	15,725	(917)	(5.8)%

The period over period change and percentages are calculated based on exact amounts, and therefore may not recalculate exactly using rounded numbers as presented.
(1) Represents tax impacts of each adjustment using the effective tax rate in the relevant jurisdictions.

EBITDA, adjusted EBITDA, and adjusted EBITDA margin
EBITDA is a non-GAAP profitability measure that represents net income before the effect of the following items: interest expense, income tax expense, and D&A. Adjusted EBITDA is a non-GAAP profitability measure that represents EBITDA before the effect of the following items: interest income, severance costs, impairment losses, gains or losses on asset disposals, gains or losses on lease terminations, foreign currency gains and losses, and stock-based compensation expense. Adjusted EBITDA margin is a non-GAAP profitability measure that represents adjusted EBITDA divided by revenue.
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

The following table provides a reconciliation of net income to EBITDA, and adjusted EBITDA and net income margin to adjusted EBITDA margin for the years presented:

	Year ended June 30,		Period over Period Change
($000s)	2026	2025	($)	(%)
Net income	$46,331	$36,864	$9,467	25.7%
Net income margin	7.2%	6.6%	0.6%	8.9%

Interest expense	936	1,634	(698)	(42.7)%
Income tax expense	7,963	9,068	(1,105)	(12.2)%
Depreciation and amortization	19,922	17,232	2,690	15.6%
EBITDA	$75,152	$64,798	$10,354	16.0%
Interest income	(266)	(955)	689	(72.1)%
Severance costs	1,240	558	682	122.0%
Impairment losses	1,092	1,429	(337)	(23.6)%
Gain on asset disposals	(150)	—	(150)	100.0%
Loss on lease terminations	744	—	744	100.0%
Foreign currency (gains) / losses	(3,177)	693	(3,870)	(558.4)%
Stock-based compensation expense	7,737	5,432	2,305	42.4%
Adjusted EBITDA	$82,372	$71,955	$10,417	14.5%

Adjusted EBITDA margin	12.8%	12.9%	(0.1)%	(0.8)%

The period over period change and percentages are calculated based on exact amounts, and therefore may not recalculate exactly using rounded numbers as presented.
Net income margin
Net income margin increased to 7.2% for the fiscal year ended June 30, 2026, compared to 6.6% during the prior year. This increase was primarily driven by lower SG&A and income tax expenses as a percentage of revenue, partially offset by higher reseller commissions and lead expenses as a percentage of revenue, compared to the prior year.

Adjusted EBITDA margin
Adjusted EBITDA margin was 12.8% for the fiscal year ended June 30, 2026, compared to 12.9% in the prior year.

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

	Year ended June 30,		Period over Period Change
($000s)	2026	2025	($)	(%)
Net cash provided by operating activities	$59,001	$45,668	$13,333	29.2%
Less: capital expenditures	27,807	18,375	9,432	51.3%
Free cash flow	$31,194	$27,293	$3,901	14.3%

Net cash provided by operating activities during the fiscal year ended June 30, 2026 was $59.0 million compared to $45.7 million during the fiscal year ended June 30, 2025. The increase was primarily driven by an increase in revenue and profitability, offset by a higher use of working capital.
Free cash flow during the fiscal year ended June 30, 2026 was $31.2 million compared to $27.3 million during the fiscal year ended June 30, 2025. The increase in net cash provided by operating activities was partially offset by the planned increase in capital expenditures during the current year of $9.4 million, which was primarily driven by $4.0 million related to facilities expansions in our offshore regions and $5.4 million related to purchases of IT and telecommunications equipment to support growth.
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
Net cash is calculated below:

	June 30,
($000s)	2026	2025	Period over Period Change
Cash and cash equivalents	$32,566	$15,350	$17,216	112.2%

Debt
Current	$882	$823	$59	7.2%
Non-current	777	796	(19)	(2.4)%
Total debt	$1,659	$1,619	$40	2.5%
Net cash	$30,907	$13,731	$17,176	125.1%
The increase in cash and cash equivalents and net cash as of June 30, 2026 is primarily due higher cash flow from operating activities and lower use of cash for financing activities, primarily due to the purchase agreement with TRGI during the prior year. These increases were offset by an increase in planned capital expenditures during the fiscal year ended June 30, 2026 compared to the prior year.
Liquidity and Capital Resources
As of June 30, 2026, our principal sources of liquidity were cash and cash equivalents totaling $32.6 million, cash flows from operations, and the unused availability under our existing credit facilities with HSBC Bank USA, National Association and HSBC Bank Middle East Limited (“HSBC Credit Facilities”) of $63.6 million.

As of June 30, 2026, our total indebtedness was $1.7 million, consisting of our finance leases. We were in compliance with all debt covenants as of June 30, 2026. Refer to Note 8, “Debt” in the consolidated financial statements included in this Form 10-K for additional information on our debt.
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

The Board may authorize share repurchases of the Company’s common shares and the Company had multiple share repurchase plans during the fiscal years ended June 30, 2026 and 2025. On May 11, 2026, the Board authorized $20 million in share repurchases for the next twelve months. For the years ended June 30, 2026 and 2025, the Company repurchased 452,758 and 385,510 shares, respectively, of its common shares totaling $14.4 million, and $7.2 million, respectively. All repurchases under these programs were funded with our existing cash balance.

During the prior year, the Company also entered into a purchase agreement with The Resource Group International Limited ("TRGI"), pursuant to which the Company purchased from TRGI 3,562,341 common shares of the Company for an aggregate price of $70 million, which was fully paid in cash during the year ended June 30, 2025.
The following discussion highlights our cash flow activities during the last two fiscal years:

	Year ended June 30,		Period over Period Change
($000s)	2026	2025	($)	(%)
Net cash inflow from operating activities	$59,001	$45,668	$13,333	29.2%
Net cash outflow from investing activities	(27,807)	(18,375)	(9,432)	51.3%
Net cash outflow from financing activities	(13,927)	(74,660)	60,733	(81.3)%

Cash and cash equivalents at the end of the year	$32,566	$15,350	$17,216	112.2%
Cash and cash equivalents

The Company manages a centralized global treasury function with a focus on safeguarding and optimizing the use of its global cash and cash equivalents. The majority of the Company’s cash is held in large U.S. banks in U.S. dollars and outside of the U.S. in U.S. dollars and foreign currencies in regional or local banks it operates in. The Company believes that its cash management policies and practices effectively mitigate its risk relating to its global cash. However, the Company can provide no assurances that it will not sustain losses.

As of June 30, 2026, we had cash and cash equivalents of $32.6 million, including $8.9 million located outside of the United States, and $3.6 million that is subject to certain local regulations on repatriation. As of June 30, 2025, we had cash and cash equivalents of $15.4 million, including $12.0 million located outside of the United States, and $2.7 million that is subject to certain local regulations on repatriation. The increase in our cash position as of June 30, 2026 is primarily due to higher cash flow from operating activities during the current year, partially offset by increased capital expenditures compared to the prior year. During the prior year, the Company also incurred significant cash outflows from financing activities in connection with the repurchase agreement with TRGI.
Cash Flows from Operating Activities
Net cash inflow from operating activities during the fiscal year ended June 30, 2026 increased to $59.0 million from $45.7 million in the prior year, which was driven by an increase in our revenues and profitability, offset by a higher use of working capital.

Cash Flows from Investing Activities

During the fiscal years ended June 30, 2026 and 2025, we incurred expenditures of $27.8 million and $18.4 million, respectively, on investing activities. The net increase in cash used in investing activities of $9.4 million was primarily driven by an increase of $4.0 million related to expansions in our offshore regions and $5.4 million related to purchases of IT and telecommunications equipment to support the Company’s continued growth, when compared to the prior year.
Cash Flows from Financing Activities
During the fiscal years ended June 30, 2026 and 2025, we expended $13.9 million and $74.7 million, respectively, on financing activities. The net decrease in cash used in financing activities of $60.7 million was primarily driven by a decrease in share repurchase activities of $63.6 million, partially offset by increased payments for taxes related to net share settlement of equity awards of $2.3 million, lower cash receipts from stock transactions of $0.3 million, and higher principal payments on our finance leases of $0.3 million, when compared to the prior year.

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

In May 2025 and May 2026, the FOL was amended to add a total of $255,957 to the UAE Facilities for bid and performance bond guarantees issued by HSBC UAE (“Bond Guarantees”). The Bond Guarantees are secured by cash collateral provided by the UAE Company.

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
As of June 30, 2026, the Company did not have any outstanding balances on the HSBC Credit Facilities.

In connection with the HSBC Credit Facilities, the Company had deferred debt issuance costs of $0.5 million as of June 30, 2026, which are included in other current assets and other non-current assets in the consolidated balance sheets.
Contractual obligations
As of June 30, 2026, we have no material off-balance sheet transactions and we are not a guarantor of any other entities’ debt or other financial obligations. For further discussion of contractual obligations, such as debt, leases, and purchase obligations, refer to our audited consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data.”

The following table summarizes our contractual obligations as of June 30, 2026:

	Payments Due by Period
	Total	Within 12 months	13 months and after
Finance lease obligations	$1,659	$882	$777
Operating lease obligations	60,785	13,936	46,849
Purchase obligations	27,752	12,615	15,137
Total	$90,196	$27,433	$62,763
Purchase obligations

Purchase obligations mainly relate to long term telecommunications contracts and enterprise cloud solutions for the continuing operation of our business.

Future capital requirements

We expect capital expenditures in fiscal year 2027 to be between $25 million and $30 million or approximately 3.5% and 4.5% of revenue to meet our growth requirements, with slightly more than 50% for additional capacity expansion and the remainder for additional investments to our existing facilities and infrastructure.

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
Warrant to purchase common shares
The Company accounts for a warrant to purchase its common shares (“Warrant”) as an equity instrument in accordance with the provisions of Accounting Standards Update (“ASU”) No. 2019-08, Compensation – Stock Compensation (Topic 718) and ASC 606, Revenue from Contracts with Customers, which requires entities to measure and classify stock-based payment awards granted to a customer by applying the guidance under Topic 718.

On the grant date, the Company estimated the value of the Warrant using the Black-Scholes option pricing model. The assumptions used in our Black-Scholes model were (1) expected term, which was estimated based on the term of the Warrant, (2) the risk-free interest rate which is based on the U.S. Treasury yield curve, (3) expected volatility which we estimated based on peer group volatility, and (4) an expected dividend yield based on our anticipated future dividends on our common shares (estimated at zero). These estimates all have an impact on the value attributed to the Warrant.

The Company assessed the likelihood of additional vesting in accordance with service or performance conditions included in the terms of the Warrant, and recorded contra-revenue and equity at the end of each reporting period. The vesting period ended on June 30, 2024. The Company has elected a policy to estimate forfeitures for non-employee equity grants.

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

The Company calculates the fair value of option awards using the Black-Scholes model. The assumptions used in our Black-Scholes model are (1) expected term, which was estimated based on the simplified method as we do not have requisite historical data, (2) the risk-free interest rate which is based on the U.S. Treasury yield curve, (3) expected volatility which we estimate based on peer group volatility, and (4) an expected dividend yield based on our anticipated future dividends on our common shares (currently estimated at zero).

The Company has certain restricted stock units, which are subject to service and market conditions (“TSR Awards”) and calculates the fair value of these awards using a Monte Carlo model. The assumptions used in our Monte Carlo model are (1) weighted-average remaining performance period based on the remaining period at time of the grant, (2) the risk-free interest rate which is based on the U.S. Treasury yield curve, (3) expected volatility based on the historical stock price volatility of the Company with a look back period commensurate with the term of the award, and (4) an expected dividend yield based on our anticipated future dividends on our common shares (currently estimated at zero).

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

The following table summarizes the relative strengthening / (weakening) of the U.S. dollar against the local currencies that are most relevant to our business:

	June 30,
Currency	2026	2025	2024
Philippine Peso	9.0%	(4.3)%	6.2%
Jamaican Dollar	(2.0)%	2.2%	1.5%
Pakistani Rupee	(2.2)%	1.9%	(2.7)%
Based upon our level of operations during the year ended June 30, 2026, a 10% appreciation or depreciation of the above local currencies against the U.S. dollar would have increased / (decreased) our expenses incurred and paid in the local currency as follows:

($ millions)	10% Appreciation	10% Depreciation
Philippine Peso	$14.3	$(11.7)
Jamaican Dollar	$4.3	$(3.5)
Pakistani Rupee	$6.2	$(5.1)
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
Interest rate risk
As of June 30, 2026, the Company’s exposure to interest rate risk related primarily to the HSBC Credit Facilities. Borrowings under the U.S. Credit Facility bears interest at a per annum rate equal to term SOFR plus 2%, or equal to alternate base rate plus 1%. Borrowings under the UAE Loan Facility bears interest at a per annum rate equal to 3-month term SOFR plus 2%. As of June 30, 2026, the Company did not have any outstanding balances on the HSBC Credit Facilities. Accordingly, a hypothetical 10% increase or decrease in SOFR would not cause a material increase or decrease in our interest expense over the next 12 months.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
IBEX LIMITED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of IBEX Limited

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of IBEX Limited and subsidiaries (the "Company") as of June 30, 2026 and 2025, the related consolidated statements of comprehensive income, stockholders' equity, and cash flows, for each of the three years in the period ended June 30, 2026, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company's internal control over financial reporting as of June 30, 2026, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2026 and 2025, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2026, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2026, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

Basis for Opinions
The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company;

and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Critical Audit Matters

Critical audit matters are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Deloitte & Touche LLP

Tampa, Florida

September 10, 2026
We have served as the Company's auditor since 2021.

IBEX LIMITED AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except share data)

	June 30, 2026	June 30, 2025
Assets
Current assets
Cash and cash equivalents	$32,566	$15,350
Accounts receivable, net of allowance of $565 and $232	125,292	117,136
Prepaid expenses	15,205	9,443
Due from related parties	—	40
Tax advances and receivables	4,226	1,522
Other current assets	2,348	2,128
Total current assets	179,637	145,619

Non-current assets
Property and equipment, net	40,725	32,563
Operating lease assets	55,496	62,276
Goodwill	11,832	11,832
Deferred tax asset, net	7,170	7,163
Other non-current assets	14,275	13,762
Total non-current assets	129,498	127,596
Total assets	$309,135	$273,215

Liabilities and stockholders' equity
Current liabilities
Accounts payable and accrued liabilities	$22,996	$18,692
Accrued payroll and employee-related liabilities	40,914	38,588
Current deferred revenue	6,384	5,498
Current operating lease liabilities	13,936	14,332
Current debt	882	823
Due to related parties	—	22
Income taxes payable	427	1,986
Total current liabilities	85,539	79,941

Non-current liabilities
Non-current deferred revenue	2,075	1,130
Non-current operating lease liabilities	46,849	53,804
Long-term debt	777	796
Other non-current liabilities	3,665	3,235
Total non-current liabilities	53,366	58,965
Total liabilities	138,905	138,906

Commitments (Note 9)

Stockholders' equity
Common shares: par value $0.000111650536, 108,057,967 shares authorized, 13,309,640 and 13,357,990 shares outstanding as of June 30, 2026 and 2025, respectively	2	1
Treasury shares at cost: 5,968,161 and 5,515,403 shares as of June 30, 2026 and 2025, respectively	(117,703)	(103,338)
Additional paid-in capital	227,346	218,241
Accumulated other comprehensive loss	(11,487)	(6,336)
Retained earnings	72,072	25,741
Total stockholders' equity	170,230	134,309
Total liabilities and stockholders' equity	$309,135	$273,215
See accompanying notes to consolidated financial statements.

IBEX LIMITED AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(in thousands, except share data)

	Year Ended June 30,
	2026	2025	2024
Revenue	$644,076	$558,273	$508,569

Cost of services (exclusive of depreciation and amortization presented separately below)	456,169	385,692	356,536
Selling, general and administrative	113,021	108,738	93,143
Depreciation and amortization	19,922	17,232	19,461
Total operating expenses	589,112	511,662	469,140
Income from operations	54,964	46,611	39,429

Interest income	266	955	2,071
Interest expense	(936)	(1,634)	(514)
Income before income taxes	54,294	45,932	40,986

Provision for income tax expense	(7,963)	(9,068)	(7,331)
Net income	$46,331	$36,864	$33,655

Other comprehensive (loss) / income
Foreign currency translation adjustments	$(3,140)	$1,114	$(1,623)
Unrealized (loss) / gain on cash flow hedging instruments, net of tax	(2,535)	775	(111)
Actuarial gain / (loss) on defined benefit plan	524	(312)	133
Total other comprehensive (loss) / income	(5,151)	1,577	(1,601)
Total comprehensive income	$41,180	$38,441	$32,054

Net income per share
Basic	$3.45	$2.51	$1.90
Diluted	$3.13	$2.36	$1.84

Weighted average common shares outstanding
Basic	13,414	14,678	17,704
Diluted	14,808	15,725	18,255
See accompanying notes to consolidated financial statements.

IBEX LIMITED AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
(in thousands)

	Common Shares		Treasury Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings / (Deficit)	Total Stockholders' Equity
	Shares	Amount	Amount
Balance, June 30, 2023	18,280	$2	$(3,682)	$204,734	$(6,312)	$(44,778)	$149,964
Net income for the period ended June 30, 2024	—	—	—	—	—	33,655	33,655
Foreign currency translation adjustment	—	—	—	—	(1,623)	—	(1,623)
Changes in fair value of cash flow hedges	—	—	—	—	(111)	—	(111)
Purchase of treasury shares	(1,322)	—	(21,685)	—	—	—	(21,685)
Changes in defined benefit plan	—	—	—	—	133	—	133
Provision for common stock warrants	—	—	—	1,183	—	—	1,183
Issuance of common shares	59	—	—	366	—	—	366
Stock-based compensation expense	—	—	—	3,917	—	—	3,917
Balance, June 30, 2024	17,017	$2	$(25,367)	$210,200	$(7,913)	$(11,123)	$165,799
Net income for the period ended June 30, 2025	—	—	—	—	—	36,864	36,864
Foreign currency translation adjustment	—	—	—	—	1,114	—	1,114
Changes in fair value of cash flow hedges	—	—	—	—	775	—	775
Purchase of treasury shares	(3,948)	(1)	(77,971)	—	—	—	(77,972)
Changes in defined benefit plan	—	—	—	—	(312)	—	(312)
Issuance of common shares	289	—	—	4,307	—	—	4,307
Stock-based compensation expense	—	—	—	3,734	—	—	3,734
Balance, June 30, 2025	13,358	$1	$(103,338)	$218,241	$(6,336)	$25,741	$134,309
Net income for the period ended June 30, 2026	—	—	—	—	—	46,331	46,331
Foreign currency translation adjustment	—	—	—	—	(3,140)	—	(3,140)
Changes in fair value of cash flow hedges	—	—	—	—	(2,535)	—	(2,535)
Purchase of treasury shares	(453)	—	(14,365)	—	—	—	(14,365)
Changes in defined benefit plan	—	—	—	—	524	—	524
Issuance of common shares	473	1	—	4,077	—	—	4,078
Shares withheld related to net share settlement of equity awards	(68)	—	—	(2,407)	—	—	(2,407)
Stock-based compensation expense	—	—	—	7,435	—	—	7,435
Balance, June 30, 2026	13,310	$2	$(117,703)	$227,346	$(11,487)	$72,072	$170,230

See accompanying notes to consolidated financial statements.

IBEX LIMITED AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended June 30,
	2026	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$46,331	$36,864	$33,655
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,922	17,232	19,461
Noncash lease expense	13,911	13,378	13,205
Noncash gain on lease terminations	(85)	—	—
Warrant contra revenue	—	—	1,183
Deferred income tax	(8)	(2,877)	344
Stock-based compensation expense	7,737	5,432	3,765
Allowance of expected credit losses	427	514	33
Impairment losses	1,092	1,429	1,532
Change in assets and liabilities:
Increase in accounts receivable	(8,659)	(19,262)	(12,068)
(Increase) / decrease in prepaid expenses and other current assets	(11,356)	361	(7,517)
Increase / (decrease) in accounts payable and accrued liabilities	2,506	6,248	(2,246)
Increase / (decrease) in deferred revenue	1,830	752	(1,919)
Decrease in operating lease liabilities	(14,647)	(14,403)	(13,528)
Net cash inflow from operating activities	59,001	45,668	35,900

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(27,807)	(18,375)	(8,855)
Net cash outflow from investing activities	(27,807)	(18,375)	(8,855)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from line of credit	38,600	82,710	238
Repayments of line of credit	(38,600)	(82,710)	(291)
Proceeds from the exercise of options	4,009	4,307	366
Taxes paid related to net share settlement of equity awards	(2,338)	—	—
Principal payments on finance leases	(1,216)	(953)	(490)
Purchase of treasury shares	(14,382)	(78,014)	(21,556)
Net cash outflow from financing activities	(13,927)	(74,660)	(21,733)
Effects of exchange rate difference on cash and cash equivalents	(51)	(3)	(21)
Net increase / (decrease) in cash and cash equivalents	17,216	(47,370)	5,291
Cash and cash equivalents at beginning of the year	15,350	62,720	57,429
Cash and cash equivalents at end of the year	$32,566	$15,350	$62,720

Supplemental cash flow disclosures
Cash paid for interest	$936	$1,634	$514
Cash paid for income taxes	$11,587	$11,952	$7,688

Supplemental non-cash disclosures
Change in accounts payable related to fixed assets	$104	$384	$(548)
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
The Company is an end-to-end provider of technology-enabled customer lifecycle experience (“CLX”) solutions. Through the Company’s integrated CLX platform, a comprehensive portfolio of solutions is offered to optimize customer acquisition, engagement, expansion and experience for clients. The Company leverages sophisticated technology and proprietary analytics, in combination with its global footprint and business process outsourcing (“BPO”) expertise, to protect and enhance clients’ brands. The Company manages interactions with consumers on behalf of clients through an omni-channel approach, using voice, web, chat and email.
The Company’s Connect business lies at the core of our offerings and generates the majority of the Company’s revenue. This business unit delivers customer service (assisting our clients’ customers with information about our clients and their products or services), technical support (providing specialized teams to provide information, assistance and technical guidance to our clients’ customers on a specific product or service), revenue generation (upselling and cross selling) and other value-added outsourced back office services (finance and accounting, marketing support, sales operations, and human resources administration) to our clients. We deploy these capabilities through a true omni-channel customer experience (“CX”) model, which integrates voice, email, chat, SMS, social media and other communication applications.

In addition, our ibex Digital suite of solutions works with consumer-facing businesses to help them build, grow and scale technology-driven customer acquisition solutions, while helping drive digital transformation. We offer digital marketing, e-commerce technology and platform solutions for our clients.
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of presentation and principles of consolidation
The Company’s consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for the fiscal years ended June 30, 2026, 2025, and 2024, and include the financial results of all wholly-owned subsidiaries. When the Company does not have majority ownership in an entity but exerts significant influence over that entity, the Company accounts for the entity under the equity method of accounting. All intercompany balances and transactions have been eliminated in consolidation.

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

In accordance with ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326), the Company estimates its credit losses using the lifetime expected credit loss model. The allowance for credit losses is calculated quarterly based on the Company’s historical loss percentages, net of recoveries. In addition to the evaluation of historical losses, the Company considers current and future economic conditions and events such as changes in customer credit quality and liquidity. The Company will write-off accounts receivable against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.
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

Prepaid expenses

Prepaid expenses consist primarily of advance payments for goods and services to be received or consumed in the future. As of June 30, 2026, we determined that we will not receive any further economic benefits from certain prepaid assets and recognized an impairment loss of $0.9 million, which is included in selling, general and administrative expense in the consolidated statements of comprehensive income. No impairments related to prepaid expenses were recorded during the years ended June 30, 2025 or 2024.
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

During the years ended June 30, 2026 and June 30, 2024, we determined that the estimated fair value for certain assets at specific delivery locations no longer exceeded their carrying value. Accordingly, we recognized impairment losses of $0.2 million and $1.3 million, respectively, which are included in selling, general and administrative expense in the consolidated statements of comprehensive income. There were no impairment losses recognized during the year ended June 30, 2025.
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

During the year ended June 30, 2026, we recognized a net loss on lease termination of $0.7 million related to the closure of two nearshore sites, which is included in selling, general and administrative expense in the consolidated statements of comprehensive income. There were no such costs recognized during the years ended June 30, 2025 and 2024.

Additionally, there were no impairment losses recognized during the years ended June 30, 2026 or 2025. We recognized an impairment loss of $0.3 million related to one of our operating leases during the year ended June 30, 2024, which was included in selling, general and administrative expense in the consolidated statements of comprehensive income.
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
The carrying amount of indefinite-lived intangible assets at both June 30, 2026 and 2025 was $0.4 million, and is included in other non-current assets in the consolidated balance sheets. There were no impairment losses recognized during the years ended June 30, 2026 or 2024. We recognized impairment losses of $0.3 million related to one of our trademarks during the year June 30, 2025, which was included in selling, general and administrative expense in the consolidated statements of comprehensive income.
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
For the years ending June 30, 2026, 2025, and 2024, the Company incurred plan expenses of $1.8 million, $1.6 million, and $1.4 million, respectively, which is recorded in selling, general and administrative expenses.

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
As of June 30, 2026 and 2025, defined benefit obligations of $1.8 million and $2.0 million, respectively, are included in other non-current liabilities in the consolidated balance sheets, and amounts recognized in net income for the years ended June 30, 2026, 2025, and 2024 were $0.5 million, $0.3 million, and $0.3 million, respectively.
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
Warrant to purchase common shares
The Company accounts for a warrant to purchase its common shares (“Warrant”) as an equity instrument in accordance with the provisions of ASU No. 2019-08, Compensation – Stock Compensation (Topic 718) and ASC 606, which requires entities to measure and classify stock-based payment awards granted to a customer by applying the guidance under Topic 718. On the grant date, the Company estimated the fair value of the Warrant using the Black-Scholes option pricing model. The vesting period ended June 30, 2024. The Company has elected a policy to estimate forfeitures for non-employee equity grants.
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
Equity method investment
The Company uses the equity method to account for its investment in a company if the investment provides the Company with the ability to exercise significant influence over, but not control of, the operating and financial policies of the investee. The Company’s consolidated net income includes the Company’s proportionate share of the net income or loss of the investee. The Company’s judgment regarding the level of influence over its equity method investee includes considering key factors such as the Company’s ownership interest, representation on the Board and participation in policy-making decisions of the investee and material intercompany transactions. The Company has elected to classify distributions from its investee based on the cumulative earnings approach. See Note 16. “Investment in Joint Venture” for more information.

Variable Interest Entity

During February 2025 and in connection with our strategic expansion into India, the Company entered into an agreement with Safeguard, LLC and its controlled affiliate (collectively, “Safeguard"), an unrelated provider of BPO services. The Company has a variable interest in Safeguard due to Safeguard's lack of sufficient equity. The Company’s variable interest includes certain lease guaranty and exposure to certain severance payment obligations for Safeguard employees servicing ibex's account. Management determined that ibex is not the primary beneficiary as ibex does not have the power to direct or control the activities which most significantly affect Safeguard's financial performance (such as engaging new clients, expanding its offerings, and engaging in financing activities, among others). Accordingly, the Company is not required to consolidate the results of Safeguard.

The Company's primary risk of involvement with Safeguard is the loss of certain assets and incurrence of certain obligations that may be due in the event of early termination of the contract. The Company’s maximum exposure to loss on early termination is $3.2 million and $1.6 million at June 30, 2026 and 2025, respectively, which is included in prepaid expenses and other non-current assets in the consolidated balance sheets. As of June 30, 2026 and 2025, the Company also had refundable lease deposits of $0.8 million and $0.4 million, respectively, which are included in other non-current assets, and liabilities of $1.0 million and $0.3 million, respectively, for services received, which are included in accounts payable and accrued liabilities in the consolidated balance sheets. Amounts related to early termination of the contract cannot be reasonably estimated as of June 30, 2026. The Company believes that the possibility of a loss is remote. For the fiscal year ended June 30, 2026, the Company did not provide any financial support to Safeguard other than its contractual commitments.

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

As of June 30, 2026 and 2025, the Company had capitalized cloud computing software costs of $3.5 million and $4.1 million, respectively, which are included in prepaid expenses and other non-current assets in the consolidated balance sheets.

Other post-employment benefits

During the year ended June 30, 2026, the Company incurred approximately $1.2 million in severance costs related to work transferring from nearshore to offshore delivery centers, of which $0.9 million is recorded in cost of services and $0.3 million is recorded in selling, general and administrative expense in the consolidated statements of comprehensive income. During the year ended June 30, 2025 and June 30, 2024, the Company incurred approximately $0.6 million and $1.6 million, respectively, in severance costs for certain positions that it considered redundant. The severance costs incurred during June 30, 2025 were primarily recorded in selling, general and administrative expense in the consolidated statements of comprehensive income. The severance costs incurred during June 30, 2024 were recorded in selling, general and administrative expense and cost of services in the consolidated statements of comprehensive income in the amounts of $1.4 million and $0.2 million, respectively. As of June 30, 2026 and 2025, the Company had accrued $0.7 million and $0.6 million, respectively, of these costs, which are included in accrued payroll and employee-related liabilities in the consolidated balance sheets.

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

In November 2024, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures: Disaggregation of Income Statement Expenses, which requires disclosures about significant expense categories, including but not limited to, employee compensation, depreciation, amortization, and selling expenses. The amendments in ASU No. 2024-03 are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. We are currently evaluating the impact of the new guidance on the disclosures to our consolidated financial statements.

In September 2025, the FASB issued ASU No. 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, to modernize the accounting for software costs under Subtopic 350-40 and requires a Company to start capitalizing software costs when management has authorized and committed to funding the software project and it is probable that the project will be completed and the software will be used to perform the function intended. The amendments in ASU No. 2025-06 are effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted. We are currently evaluating the impact of the new guidance on the disclosures to our consolidated financial statements.

Recently adopted accounting pronouncements

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which modifies the rules on income tax disclosures to require entities to disclose (1) specific categories in the rate reconciliation, (2) the income or loss from continuing operations before income tax expense or benefit (separated between domestic and foreign), and (3) the income tax expense or benefit from continuing operations (separated by federal, state and foreign). This update also requires entities to disclose their income tax payments to international, federal, state and local jurisdictions, among other changes. The Company adopted the amendments in ASU No. 2023-09 effective July 1, 2025 on a prospective basis. Accordingly, the guidance has been applied only to current-year income tax disclosures and comparative prior year information has not been recast. The adoption did not have an impact on the Company’s consolidated financial position, results of operations, or cash flows, as the guidance relates solely to disclosure requirements. See Note 13, “Income Taxes.”

2.REVENUE FROM CONTRACTS WITH CUSTOMERS
The majority of the Company’s revenues are derived from contracts with customers who are located in the United States of America (the “United States” or “U.S.”). However, the Company delivers most of its services from regional customer experience delivery centers that are located in geographies outside of the United States. Our global delivery model is built on regional delivery centers and includes an ability to support work-at-home capabilities in any region.

The Company generated its revenue from clients based in the United States and other countries as shown below:

	Year Ended June 30,
($000s)	2026	2025	2024
Revenue
United States	$623,050	$537,781	$493,015
Other countries	21,026	20,492	15,554
Total	$644,076	$558,273	$508,569

The following table presents the breakdown of the Company’s revenues by geographical location, based on where the services are provided:

	Year Ended June 30,
($000s)	2026	2025	2024
Revenue
Onshore (United States)	$169,631	$136,020	$120,153
Offshore (Philippines, Pakistan, India)	327,272	282,289	244,825
Nearshore (Jamaica, Nicaragua, Honduras)	147,173	139,964	143,591
Total	$644,076	$558,273	$508,569
The following table presents the breakdown of the Company’s revenue by pattern of revenue recognition:

	Year Ended June 30,
($000s)	2026	2025	2024
Pattern of Revenue recognition
Services transferred over time	$572,919	$509,942	$477,663
Services transferred at a point in time	71,157	48,331	30,906
	$644,076	$558,273	$508,569
The movement in deferred revenue was as follows:

($000s)	June 30, 2026	June 30, 2025
Beginning balance	$6,628	$5,877
Revenue recognized	(6,912)	(7,294)
Revenue deferred	8,743	8,045
Ending balance	$8,459	$6,628

3.    ACCOUNTS RECEIVABLE AND SIGNIFICANT CLIENT
Accounts receivable, net in the accompanying consolidated balance sheets consists of the following:

($000s)	June 30, 2026	June 30, 2025
Accounts receivable	$125,857	$117,368
Less: Allowance for credit losses	(565)	(232)
Accounts receivable, net	$125,292	$117,136
The Company will write-off accounts receivable against the allowance when it determines a balance is uncollectible.
Activity in the Company’s allowance for credit losses consists of the following:

($000s)	June 30, 2026	June 30, 2025
Beginning balance	$232	$72
Provision for credit losses	461	535
Reversal of provision for credit losses	(34)	(21)
Uncollectible receivables written off	(99)	(354)
Effect of foreign exchange	5	—
Ending balance	$565	$232
Significant Client
During the years ended June 30, 2026 and 2025, the Company had one client that contributed approximately 9% and 11% of total revenue, respectively. As of June 30, 2026 and 2025, the accounts receivable from this client was $9.9 million and $9.2 million, respectively.
To limit the Company’s credit risk with its clients, management regularly monitors the aging of customer receivables, maintains allowances for credit losses and may require prepayment for services from certain clients. Based on currently available information, management does not believe significant credit risk exists as of June 30, 2026.
4.PROPERTY AND EQUIPMENT, NET
Property and equipment consists of the following:

($000s)	June 30, 2026	June 30, 2025
Leasehold improvements	$32,627	$37,722
Furniture & fixtures	33,633	33,589
Computer equipment	83,376	87,389
Software	13,045	22,387
Vehicles	4,286	3,534
Assets under construction	581	1,818
Property and equipment, gross	$167,548	$186,439
Less: Accumulated depreciation	(126,823)	(153,876)
Property and equipment, net	$40,725	$32,563

The following table presents the Company’s total property and equipment, net by geographic location:

($000s)	June 30, 2026	June 30, 2025
United States	$5,407	$4,954
Philippines	14,199	9,166
Pakistan	14,920	9,820
Jamaica	2,412	5,452
Other countries	3,787	3,171
Total	$40,725	$32,563
Depreciation expense, which includes depreciation expense for finance lease assets, for the Company was $19.9 million, $17.2 million, and $19.5 million for the years ended June 30, 2026, 2025, and 2024, respectively.
5.LEASES
The Company has operating lease obligations primarily for its delivery centers and finance lease obligations primarily for vehicles and other equipment. Leases typically have initial terms of two to 15 years, and may include renewal options if the Company is reasonably certain to exercise such options.
The components of lease cost are as follows:

	Year Ended June 30,
($000s)	2026	2025	2024
Operating lease cost:
Operating lease cost	$20,101	$19,793	$19,753
Variable lease cost	3,278	3,015	2,949
Short-term lease cost	321	583	211
Total operating lease cost	$23,700	$23,391	$22,913

Finance lease cost:
Amortization of right of use assets	$1,114	$963	$653
Interest on lease liabilities	266	313	235
Total finance lease cost	$1,380	$1,276	$888
The following table presents supplemental balance sheet information related to leases:

($000s)	June 30, 2026	June 30, 2025
Operating lease assets	$55,496	$62,276

Operating lease liabilities, current	$13,936	$14,332
Operating lease liabilities, non-current	46,849	53,804
Total operating lease liabilities	$60,785	$68,136

Finance lease assets, net	$1,916	$1,776

Finance lease liabilities, current	$882	$823
Finance lease liabilities, non-current	777	796
Total finance lease liabilities	$1,659	$1,619

The following table presents supplemental cash flow information related to leases:

	Year Ended June 30,
($000s)	2026	2025	2024
Cash paid for amounts included in the measurement of lease liabilities	$14,647	$14,403	$13,528
Operating cash flows paid for interest portion of finance leases	$266	$313	$235
Financing cash flows paid for principal portion of finance leases	$1,216	$953	$490
The following table presents supplemental noncash information related to leases:

($000s)	June 30, 2026	June 30, 2025
Right-of-use assets obtained in exchange for lease obligations
Operating leases	$12,507	$23,901
Finance leases	$1,010	$918
Reduction due to reassessment of lease renewal options
Right-of-use assets	$(2,822)	$(2,426)
Operating lease liabilities	$(2,853)	$(2,426)
Included in the right-of-use assets obtained in exchange for lease obligations above are two significant lease agreements and two significant renewals resulting in noncash operating lease additions of $4.2 million and $6.5 million, respectively, during the year ended June 30, 2026, compared to four significant lease agreements and four significant renewals resulting in noncash operating lease additions of $7.9 million and $14.8 million, respectively, during the year ended June 30, 2025.

	June 30, 2026	June 30, 2025
Weighted average remaining lease term (in years)
Operating leases	4.7	4.5
Finance leases	2.0	2.0

Weighted average discount rate
Operating leases	11.3%	10.4%
Finance leases	16.0%	19.3%
As of June 30, 2026, the maturities of our lease liabilities by fiscal year are as follows:

($000s)	Operating Leases	Finance Leases
Year Ending
2027	$18,963	$1,056
2028	18,997	620
2029	17,142	234
2030	9,943	—
2031	3,496	—
Thereafter	14,679	—
Total undiscounted lease payments	83,220	1,910
Less: liability accretion	(22,435)	(251)
Total lease liabilities	$60,785	$1,659

6.GOODWILL
The carrying amount of goodwill at both June 30, 2026 and 2025 was $11.8 million. Based on the Company’s annual goodwill impairment assessment, we determined that the estimated fair value of the reporting unit exceeded the carrying value as of June 30, 2026 and 2025, therefore, no impairment charges were recognized.

7.DERIVATIVES
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
The following tables show the notional amount of our foreign exchange cash flow hedging instruments as of June 30, 2026 and 2025:

	Hedged currency	Local Currency Notional amount (000s)	U.S. Dollar Notional amount ($000s)	Contracts Maturing Through
As of June 30, 2026	PHP	5,570,000	$93,759	December 2027
As of June 30, 2025	PHP	5,080,000	$88,887	September 2026
Changes in the fair value of derivatives that are designated and qualify as cash flow hedges are recognized in AOCI. Amounts previously recognized in AOCI are reclassified to cost of services in the periods in which the hedged expenses occur.
Refer to Note 12. "Fair Value" for further details on the fair value of our foreign exchange cash flow hedging instruments as of June 30, 2026 and 2025.

Refer to Note 14, "Stockholders' Equity" for further details on the change in fair value of our cash flow hedges and the net gain or loss reclassified to earnings from effective hedges during the years ended June 30, 2026, 2025 and 2024.
8.DEBT
Debt consists of the following:

($000s)	June 30, 2026	June 30, 2025
Debt
Finance leases	$1,659	$1,619
Total debt	$1,659	$1,619
Less: Current debt	(882)	(823)
Total long-term debt	$777	$796
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

Borrowings under the U.S. Credit Facility bear interest at a per annum rate equal to term Secured Overnight Financing Rate (“SOFR”) plus 2%, or equal to alternate base rate plus 1%. The U.S. Credit Facility is secured by substantially all of the assets of Ibex US and its wholly owned subsidiaries and guaranteed by the wholly owned U.S. subsidiaries of Ibex US, with an additional guaranty by the Company and Ibex Global Limited.

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

In May 2025 and May 2026, the FOL was amended to add a total of $255,957 to the UAE Facilities for bid and performance bond guarantees issued by HSBC UAE (“Bond Guarantees”). The Bond Guarantees are secured by cash collateral provided by the UAE Company.

Borrowings under the UAE Loan Facility bear interest at a per annum rate equal to 3-month term SOFR plus 2%. The Commercial Card Facility is subject to HSBC UAE’s standard commercial card terms and conditions. The Bond Guarantees are subject to HSBC UAE’s standard commercial terms and conditions.
As of June 30, 2026, the Company had $63.6 million of borrowing available under the HSBC Credit Facilities based on eligible collateral.

The HSBC Credit Facilities contain certain financial and non-financial covenants, including, among other things, covenants in respect of a total net leverage ratio, fixed charge coverage ratio, and restrictions on incurring additional debt and liens, making certain restricted payments and investments, engaging in certain transactions with affiliates, and disposal of assets. The Company was in compliance with all debt covenants as of June 30, 2026.

The Company had deferred debt issuance costs of $0.5 million and $0.9 million as of June 30, 2026 and 2025, respectively, which are included in other current assets and other non-current assets in the consolidated balance sheets.
9.COMMITMENTS
As of June 30, 2026, the Company is party to non-cancelable purchase obligations that mainly relate to long term telecommunications contracts and enterprise cloud solutions for the continuing operation of our business. The Company has commitments to pay $12.6 million in the next twelve months and $15.1 million thereafter related to these contracts.

10.WARRANT
On November 13, 2017, and as subsequently amended, the Company issued a 10-year warrant to Amazon.com NV Investment Holdings LLC, a subsidiary of Amazon.com, Inc. (“Amazon”) to acquire approximately 1,674,017 of our common shares (the “Warrant Shares”). A total of 1,171,812 Warrant Shares vested during the vesting period, which ended on June 30, 2024. The Warrant may be exercised by Amazon at a price per share of $9.42 on or prior to November 12, 2027. To date, all vested Warrant Shares remain unexercised. Amazon is entitled to customary shelf and piggy-back registration rights with respect to the common shares issued upon exercise.

The Warrant provides for net share settlement, that if elected by the holder, will reduce the number of shares issued upon exercise to reflect the net settlement of the exercise price. The Warrant is classified as an equity instrument in accordance with ASU No. 2019-08. The Company determined the grant date fair value of the Warrant using the Black-Scholes option pricing model.
The Company did not record any warrant contra revenue during the years ended June 30, 2026 and 2025, and recorded approximately $1.2 million during the year ended June 30, 2024.
11.STOCK-BASED COMPENSATION
The following tables summarize the components of stock-based compensation expense recognized in the Company’s consolidated statements of comprehensive income, both by line item and by plan:

	Year ended June 30,
($000s)	2026	2025	2024
Cost of services	$161	$508	$76
Selling, general and administrative	7,576	4,924	3,689
Total stock-based compensation expense	$7,737	$5,432	$3,765

	Year ended June 30,
($000s)	2026	2025	2024
Phantom Stock Plans	$302	$1,698	$(152)
2020 Long Term Incentive Plan	7,435	3,734	3,917
Total stock-based compensation expense	$7,737	$5,432	$3,765

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

The following table summarizes the phantom stock option activity for the year ended June 30, 2026:

	Share options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate intrinsic value (thousands)
Outstanding as of June 30, 2025	195,369	$21.40	7.12	$1,504
Granted	1,374	20.86	4.64	—
Exercised	(69,191)	21.62	5.73	899
Forfeited / expired	(4,700)	18.81	7.20	—
Outstanding as of June 30, 2026	122,852	$21.37	6.28	$1,106
Vested and exercisable as of June 30, 2026	86,018	$21.23	5.69	$786
The weighted average fair value of the phantom stock options outstanding as of June 30, 2026, 2025, and 2024 was $15.46, $14.52, and $5.71 respectively. The total pre-tax intrinsic value of the options exercised during the years ended June 30, 2026, 2025, and 2024 was $0.9 million, $0.4 million, and $— million, respectively. The liability for outstanding phantom stock options as of June 30, 2026 and 2025 was $1.8 million and $2.3 million, respectively, and is included in accounts payable and accrued liabilities and other non-current liabilities in the consolidated balance sheets.
Phantom stock option awards vest based on service conditions. The Company used the Black-Scholes model to determine the fair value of Phantom stock options, which was estimated using the following assumptions:

	Year ended June 30,
	2026	2025	2024
Expected term	0.83 - 5.94 years	1.33 - 6.94 years	1.40 - 6.12 years
Expected volatility	41.52% - 47.52%	39.43% - 47.77%	36.12% - 37.87%
Expected dividend yield	0.00%	0.00%	0.00%
Risk-free interest rate	3.95% - 4.24%	3.69% - 3.97%	4.33% - 4.90%
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
As of June 30, 2026, the unrecognized compensation expense associated with the phantom stock plans is $0.2 million, which will be recognized over the remaining weighted average vesting period of 2.15 years using a graded vesting model.
2020 Long Term Incentive Plan
On May 20, 2020, our Board and shareholders approved and adopted the Company’s 2020 Long Term Incentive Plan, which was amended and restated on January 14, 2022 and December 5, 2025 (the “2020 LTIP”). The number of common shares that we may issue with respect to awards granted under the 2020 LTIP will not exceed an aggregate of 2,637,326 shares. The 2020 LTIP provides for grants of stock options and restricted stock units (“RSU”).

Stock options
The Company periodically grants stock options to employees and members of the Board. These awards are subject to service-based, and in some cases, performance- and market-based vesting conditions and generally vest in monthly, quarterly, or annual installments over two to four years. The stock options typically expire ten years after they are granted.
The following table summarizes the stock option activity for the year ended June 30, 2026:

	Share options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate intrinsic value (thousands)
Outstanding as of June 30, 2025	646,850	$19.28	6.50	$6,352
Exercised	(206,502)	19.75	5.43	3,477
Forfeited / expired	(6,169)	21.22	6.96	—
Outstanding as of June 30, 2026	434,179	$19.03	5.52	$4,924
Vested and exercisable as of June 30, 2026	351,721	$18.92	5.09	$4,029
There were no options granted during the years ended June 30, 2026 and 2025. The weighted-average grant-date fair value of options granted during the year ended June 30, 2024 was $6.70. The total pre-tax intrinsic value of the options exercised during the years ended June 30, 2026, 2025 and 2024 was $3.5 million, $2.6 million and $0.1 million, respectively.
The Company used the Black-Scholes model to determine the grant-date fair value of the stock options, which was estimated using the following assumptions:

Year ended June 30, 2024
Expected term	6.12 years
Expected volatility	35.49% - 35.87%
Expected dividend yield	0.00%
Risk-free interest rate	4.24% to 4.33%
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
Performance-based restricted stock units (“PRSU”)
The Company periodically grants PRSUs. PRSUs are subject to service and performance conditions. Performance conditions may be based on certain thresholds such as revenue or EBITDA targets. The Company has PRSUs that vest over varying periods once the performance conditions have been met. If performance conditions are not met, no shares will vest.
The Company calculated the fair value of the RSU and PRSU awards based on the closing price of the Company’s common shares on the date of grant. The weighted average grant-date fair value of the awards granted during the years ended June 30, 2026, 2025 and 2024 was $30.37, $22.55, and $17.13, respectively. The total fair value of RSU and PRSU awards vested during the years ended June 30, 2026, 2025 and 2024 was $7.7 million, $0.2 million and $0.3 million, respectively.

Market- and Service-based restricted stock units (“TSR Awards”)

The Company periodically grants TSR Awards, which are subject to service and market conditions. The number of shares that could be potentially issued under these TSR Awards depends on the Company performance and may range from zero to 200% of the amount originally granted. The TSR Awards are measured equally over three separate performance periods.
The Company used the Monte Carlo model to determine the grant-date fair value of the TSR Awards, which was estimated using the following assumptions:

	Year ended June 30,
	2026	2025
Weighted average remaining performance period	1.5 years	1.6 years
Expected volatility	42.3% - 45.8%	44%
Expected dividend yield	0.00%	0.00%
Risk-free interest rate	3.4% to 3.5%	4.2% to 4.4%
•Expected dividend yield: zero percent, as we do not anticipate paying dividends on our common shares.
•Expected volatility: Based on the historical stock price volatility of the Company with a look back period commensurate with the term of the award.
•Risk-free interest rate: Based on the U.S. Treasury yield curve in effect at the time of grant.
•Weighted average remaining performance period: Based on remaining performance period at the time of the grant.
The weighted average grant-date fair value of TSR Awards granted during the years ended June 30, 2026 and 2025 was $42.55 and $26.25, respectively. There were no TSR Awards granted during the year ended June 30, 2024. The total fair value of TSR Awards vested during the year ended June 30, 2026, including the incremental shares that were issued due to market condition achievement, was $1.8 million. There were no TSR Awards vested during the years ended June 30, 2025 or 2024.

A summary of the unvested RSU, PRSU and TSR Awards activity for the year ended June 30, 2026 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested as of June 30, 2025	762,767	$18.19
Granted	301,274	33.53
Vested	(266,792)	19.03
Change due to market condition achievement	21,681	26.25
Forfeitures / cancellations / expirations	(31,825)	21.40
Unvested as of June 30, 2026	787,105	$23.87
As of June 30, 2026, there was approximately $8.5 million of total unrecognized compensation expense related to the 2020 LTIP awards, which will be recognized over the remaining weighted average vesting period of 2.64 years.

12.FAIR VALUE
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
The following is a summary of the Company’s fair value measurements on a recurring basis as of June 30, 2026 and 2025:

As of June 30, 2026	Fair Value Measurements Using
($000s)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities
Cash flow hedge - foreign currency collars, net	$—	$2,661	$—
Phantom stock options	$—	$1,754	$—
Total liabilities	$—	$4,415	$—

As of June 30, 2025	Fair Value Measurements Using
($000s)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash flow hedge - foreign currency collars, net	$—	$724	$—
Total assets	—	724	—

Liabilities
Phantom stock options	$—	$2,341	$—
Total liabilities	$—	$2,341	$—
These balances are included in accounts payable and accrued liabilities and other non-current liabilities in the consolidated balance sheets as of June 30, 2026, and in other current assets, accounts payable and accrued liabilities, and other non-current liabilities as of June 30, 2025.
There were no transfers between the different hierarchy levels during the years ended June 30, 2026 and 2025.
13.INCOME TAXES
Income before income taxes includes the following components:

	Year ended June 30,
($000s)	2026	2025	2024
Domestic	$62	$(55)	$1,611
Foreign	54,232	45,987	39,375
Total	$54,294	$45,932	$40,986
The major components of the provision for income tax expense are as follows:

	Year ended June 30,
($000s)	2026	2025	2024
Current tax provision
Bermuda	$—	$—	$—
Foreign - U.S. Federal	5,233	7,019	3,203
Foreign - U.S. State	(133)	2,113	1,532
Foreign - Others	2,072	3,054	2,241
Total current expense	$7,172	$12,186	$6,976

Deferred tax provision
Bermuda	$—	$—	$—
Foreign - U.S. Federal	1,163	(2,735)	(124)
Foreign - U.S. State	149	(445)	155
Foreign - Others	(521)	62	324
Total deferred expense (benefit)	$791	$(3,118)	$355

Provision for income tax expense	$7,963	$9,068	$7,331

The Company’s income tax provision includes the results of the Company’s U.S. operations and its various foreign operations including subsidiaries based in Canada, Jamaica, Nicaragua, Pakistan, Honduras, the Philippines, United Arab Emirates, and Saudi Arabia. Historically, the Company’s Bermuda-based companies have not been subject to income tax as there was no corporate income tax in Bermuda. On December 27, 2023, the Bermuda Corporate Income Tax Act 2023 (“CIT”) was passed which provides for a 15% corporate tax rate beginning on or after January 1, 2025 for companies with revenue in excess of 750 million Euros in two of the four previous fiscal years. The Company's consolidated revenues do not meet this 750 million Euros threshold, and accordingly, we are not currently subject to the Bermuda CIT.
The provision for income taxes differs from the expected amount calculated by applying the Company’s Bermuda statutory rate to income before income taxes as follows:

	Year Ended
	June 30, 2026
	Tax Effect	Rate Effect
($000s)
Income before income taxes	$54,294

Bermuda statutory rate	—	0.0%
Foreign tax effects
United States
Statutory tax rate differential - Federal	7,702	14.2%
Statutory tax rate differential - State and Local	1,446	2.7%
Tax credits	(590)	(1.1)%
Stock-based payment awards	(1,494)	(2.8)%
Limitation on executive compensation	1,007	1.9%
Prior year taxes	(772)	(1.4)%
Other	146	0.2%
Philippines
Statutory tax rate differential	1,655	3.0%
Tax holiday savings	(511)	(0.9)%
Lease deferred tax asset	(597)	(1.1)%
Pakistan
Statutory tax rate differential	4,147	7.6%
Tax holiday savings	(3,387)	(6.2)%
Jamaica
Statutory tax rate differential	714	1.3%
Tax holiday savings	(540)	(1.0)%
Tax credits	(145)	(0.3)%
Others	195	0.4%
Nicaragua
Statutory tax rate differential	764	1.4%
Tax holiday savings	(764)	(1.4)%
Other foreign jurisdictions
Statutory tax rate differential	317	0.6%
Tax holiday savings	(278)	(0.5)%
Changes in valuation allowances	(20)	0.0%
Changes in unrecognized tax benefits	(1,032)	(1.9)%
Provision for income tax expense	$7,963	14.7%

The reconciliation of taxes at the US federal statutory rate to income tax expense for the years ended June 30, 2025 and 2024 in accordance with the guidance prior to the adoption of ASU 2023-09 was as follows:

	Year ended June 30,
	2025	2024

U.S. federal statutory rate	21.0%	21.0%
State income taxes, net of federal deduction	3.3%	2.8%
Foreign rate differential	(3.2)%	(4.7)%
Non-deductible expenses / exempt income	0.2%	1.0%
Employment and other tax credits	(1.4)%	(1.8)%
Prior year provision / other items	(0.1)%	0.5%
Change in valuation allowance	(0.1)%	(0.9)%
Effective tax rate percentage	19.7%	17.9%
The effective tax rate was 14.7%, 19.7% and 17.9% for the fiscal years ended June 30, 2026, 2025, and 2024, respectively. The changes in the effective tax rate between these periods was primarily attributable to changes in revenue mix across our taxable jurisdictions and discrete items, including discrete tax benefits from stock-based compensation and favorable resolution of uncertain tax positions during the current year. A substantial portion of US state and local income taxes relate to California, Georgia, Illinois and Virginia.
We have been granted “Tax Holidays” as an incentive to attract foreign investment by the governments of Nicaragua, Pakistan, Honduras, Jamaica, and certain qualifying locations in the Philippines. Generally, a Tax Holiday is an agreement between us and a foreign government under which we receive certain tax benefits in that country. In Nicaragua, we have been granted approval of exemption from income taxes until September 2035. In Pakistan, we have been granted approval for an indefinite exemption from income taxes on all exported IT services. In Honduras, we have been granted approval of exemption from income taxes under the Free Tax Zone Law until 2033. In Jamaica, we have been granted the Special Economic Zone (SEZ) developer status for multiple sites, which provides the Company with various tax incentives under the Jamaica SEZ Act including lower income tax rates. The Tax Holidays for our qualifying Philippines facilities expire at staggered dates through 2031.
Our Tax Holidays could be eliminated if there are future changes in our operations or the governmental authorities approve legislation to modify the Tax Holidays in the various taxing jurisdictions. The aggregate reduction in income tax expense due to the above Tax Holidays was $5.5 million, $5.7 million, and $5.4 million for the years ended June 30, 2026, 2025, and 2024, respectively. The aggregate reduction in income tax expense per diluted share was $0.37, $0.36, and $0.29 for the years ended June 30, 2026, 2025, and 2024, respectively.
During the year ended June 30, 2026, the Company adopted ASU 2023-09 to enhance the income taxes disclosures regarding income taxes paid and the rate reconciliation disclosure. Cash paid for income taxes, net of refunds, during the year ended June 30, 2026 were as follows:

Year ended June 30,
2026
($000s)
United States	$8,952
Philippines	1,482
Pakistan	611
Jamaica	542
Others	—
Cash paid for income taxes, net of refunds	$11,587

Significant components of deferred tax assets and liabilities included in the consolidated balance sheets are as follows:

($000s)	June 30, 2026	June 30, 2025
Deferred tax assets
Provision for employee benefits and other expenses	$3,376	$4,201
Section 174 research and development capitalization	2,008	1,630
Net operating losses	1,739	1,878
Property and equipment, net	448	1,337
Lease liability (right of use assets)	4,917	3,767
Net unrealized loss on hedging	668	(182)
Total deferred tax assets	$13,156	$12,631
Valuation allowance	(1,095)	(1,162)
Total deferred tax assets, net of valuation allowance	$12,061	$11,469

Deferred tax liabilities
Right of use assets	(3,816)	(3,199)
Intangible assets	(1,075)	(1,107)
Total deferred tax liabilities	$(4,891)	$(4,306)

Net deferred tax assets and liabilities	$7,170	$7,163

The Company had no U.S. gross federal net operating loss carry forwards as of June 30, 2026 and 2025, respectively, and gross state net operating loss carry forwards of approximately $11.9 million and $11.3 million as of June 30, 2026 and 2025, respectively, which may be available to offset state income tax liabilities in the future. The state net operating losses will expire based on each state’s income tax laws. The Company’s Canadian subsidiary had net operating loss carry forwards of $2.0 million and $2.1 million as of June 30, 2026 and 2025, respectively, which will begin to expire in 2028. The Company’s UK subsidiary had net operating loss carry forwards of $2.3 million and $2.4 million as of June 30, 2026 and 2025, respectively, which can be carried forward indefinitely. These amounts are estimated amounts for the year ended June 30, 2026, and based on the income tax returns filed for the year ended June 30, 2025.

The Company assesses the available positive and negative evidence whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets.

On the basis of this evaluation, valuation allowances of $1.1 million and $1.2 million have been recorded as of June 30, 2026 and 2025, respectively, to recognize only the portion of the Company’s deferred tax assets that are expected to be realized in certain foreign taxing jurisdictions. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present.

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

($000s)	June 30, 2026	June 30, 2025	June 30, 2024
Beginning balance	$1,032	$—	$—
Additions for tax positions related to current year	—	—	—
Additions for tax positions of prior years	—	1,032	—
Additions for acquisitions	—	—	—
Reductions for tax positions of prior years	—	—	—
Reductions for settlements	(1,032)	—	—
Reductions for expiration of statute of limitations	—	—	—
Effect of foreign currency transactions	—	—	—
Ending balance	$—	$1,032	$—

There were no tax benefits included in the balance of unrecognized tax benefits for the years ended June 30, 2026 and June 30, 2024 that, if recognized, would affect the Company’s effective tax rate. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $0.8 million as of June 30, 2025. We recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense. We have not recorded any interest expense or penalties in income tax expense for the years ended June 30, 2026, 2025 and 2024. We do not have any interest or penalties accrued as of June 30, 2026 and 2025. Over the next 12 months, the amount of the Company’s liability for unrecognized income tax benefits shown above is not expected to change materially.

We file numerous consolidated and separate income tax returns in the U.S. federal and various state jurisdictions as well as in various foreign jurisdictions. Our U.S. federal returns and most state returns for tax years 2022 and forward are subject to examination. Tax return filings in the United Kingdom for the year ended June 2022 and onward are still open for examination. Tax return filings in Canada for the year ended June 2023 and onward are still open for examination. Tax return filings in Luxembourg for the year ended June 2021 and onward are still open for examination as well as Cyprus tax returns for tax years ended June 2020.

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

14.STOCKHOLDERS’ EQUITY

AOCI
The following table presents changes by component:

($000s)	Foreign Currency Translation Adjustment	Derivative Valuation	Defined Benefit Plan	Total
Balance, June 30, 2023	$(6,260)	$(124)	$72	$(6,312)
Foreign currency translation	(1,623)	—	—	(1,623)
Actuarial gains on defined benefit plan	—	—	133	133
Unrealized losses on cash flow hedges	—	(412)	—	(412)
Reclassifications to earnings	—	257	—	257
Tax provision	—	44	—	44
Balance, June 30, 2024	$(7,883)	$(235)	$205	$(7,913)
Foreign currency translation	1,114	—	—	1,114
Actuarial losses on defined benefit plan	—	—	(312)	(312)
Unrealized gains on cash flow hedges	—	1,028	—	1,028
Reclassifications to earnings	—	32	—	32
Tax benefit	—	(285)	—	(285)
Balance, June 30, 2025	$(6,769)	$540	$(107)	$(6,336)
Foreign currency translation	(3,140)			(3,140)
Actuarial gains on defined benefit plan			524	524
Unrealized losses on cash flow hedges		(5,522)		(5,522)
Reclassifications to earnings		2,137		2,137
Tax provision		850		850
Balance, June 30, 2026	$(9,909)	$(1,995)	$417	$(11,487)
The following table presents the reclassifications from AOCI to the consolidated statements of comprehensive income:

($000s)	For the year ended June 30,
Description of AOCI components	2026	2025	2024	Statement of Other Comprehensive Income Classification
Losses on foreign currency hedges	$(2,137)	$(32)	$(257)	Cost of services
Tax (provision) / benefit	(850)	285	(44)	Provision for income taxes
Total derivative valuation	$(2,987)	$253	$(301)
Share repurchase programs
The Board may authorize share repurchases of the Company’s common shares and the Company had multiple share repurchase plans during the years ended June 30, 2026 and 2025. On May 11, 2026, the Board authorized $20 million in share repurchases for the next twelve months (the "2026 Share Repurchase Program"). As of June 30, 2026, the amount available for repurchase under the 2026 Share Repurchase Program was $17.9 million.

During the years ended June 30, 2026 and 2025, the Company repurchased 452,758 and 385,510 common shares, respectively, totaling $14.4 million and $7.2 million, respectively. All repurchases under these programs were funded with our existing cash balance.

During the year ended June 30, 2025, the Company entered into a purchase agreement with The Resource Group International Limited ("TRGI"), pursuant to which the Company purchased from TRGI 3,562,341 common shares of the Company for an aggregate price of $70 million, of which $45 million was paid in cash and $25 million was paid in the form of a convertible promissory note. The convertible promissory note was repaid on January 9, 2025.
15.WEIGHTED AVERAGE SHARE COUNTS
The following table sets forth the components of the computation from basic to diluted earnings per share for net income for the years ended June 30, 2026, 2025, and 2024:

	Year ended June 30,
(000s)	2026	2025	2024
Shares used in basic earnings per share calculation	13,414	14,678	17,704
Effect of dilutive securities:
Employee stock-based compensation	562	218	81
Warrant	832	652	470
TRG Conversion	—	177	—
Total effects of dilutive securities	1,394	1,047	551
Shares used in dilutive earnings per share calculation	14,808	15,725	18,255

Shares considered anti-dilutive using the treasury method	—	209	549
Net income was adjusted as follows:

	Year ended June 30,
($000s)	2026	2025	2024
Net income	$46,331	$36,864	$33,655
Convertible debt - interest expense, net of tax	—	178	—
Numerator for diluted EPS	$46,331	$37,042	$33,655

16.INVESTMENT IN JOINT VENTURE
The Company has an investment in Lake Ball, LLC to procure and sell commercial leads for its customers. The Company’s ownership interest is 47.5% and is accounted for under the equity method. The Company’s investment of $0.4 million at June 30, 2026 and 2025, respectively, is included in other non-current assets in the consolidated balance sheets, while net earnings from the joint venture is included in selling, general, and administrative expense in the consolidated statements of comprehensive income.
The table below presents our investment in the joint venture:

($000s)	June 30, 2026	June 30, 2025
Beginning balance	$438	$415
Dividends received	(1,644)	(1,093)
Share of profit	1,619	1,116
Ending balance	$413	$438

17.SEGMENT INFORMATION
An operating segment is defined as a component of a company for which separate financial information is available and which is regularly evaluated by the chief operating decision maker (“CODM”) for the purpose of making decisions regarding resource allocation and performance assessment. The Company’s CODM is the chief executive officer (“CEO”).

The Company has a single operating and reportable segment as the Company’s CODM is regularly provided with only consolidated financial results, to make decisions and assess performance. The measure of segment assets is reported on the consolidated balance sheet as total assets. The significant segment expenses for the Company are those included in the consolidated statements of comprehensive income. The Company’s measure of segment profitability is consolidated net income. Consolidated net income is used to monitor performance against the annual budget and current forecasts, as well as make decisions on opening new sites or countries, acquiring businesses or making other strategic investments, repurchasing stock, or additional investments in or reductions of SGA.

18.SUBSEQUENT EVENT
HSBC Credit Facilities

Amendment to U.S. Credit Agreement
On September 8, 2026 (the “Amendment Effective Date”), the Company's subsidiary, Ibex US, the Company, Ibex Global Limited, the other borrowers party thereto from time to time, the other guarantors party thereto from time to time, the lenders party thereto from time to time and HSBC Bank USA, National Association, as administrative agent, entered into Amendment No. 1 (the “First Amendment”) to the U.S. Credit Agreement. The First Amendment extends the maturity date of the U.S. Credit Facility by three years to the earlier of October 22, 2029 and the termination or maturity of the obligations under the Amended UAE Credit Agreement (as defined below).

In addition, the First Amendment provides that: (i) a closing fee at 0.20% of the facility is payable at the time of accepting the First Amendment; and (ii) a commitment fee at 0.30% per annum will be payable by the Company on the non-utilized portion of the U.S. Credit Facility. There were no changes made to the interest rate for borrowings under the U.S. Credit Facility, other material terms, or financial and non-financial covenants.
Amendment to UAE Credit Agreement

On the Amendment Effective Date, the Company's subsidiary, the UAE Company entered into: (i) an amended facility offer letter (the “Amended FOL”); together with (ii) the general terms and conditions applicable to corporate banking credit facilities; and (iii) the letter of deviation (collectively, the “Amended UAE Credit Agreement”), in each case, with HSBC UAE. The Amended FOL provides for an increase in the total credit facility to $51,050,000, consisting of a committed $50 million Loan Facility, a $1 million in Bond Guarantees, and a $50,000 Commercial Card Facility (collectively, the “Amended UAE Facilities”). The final repayment date for the Amended UAE Credit Agreement was extended for three years to October 22, 2029.

The Amended FOL provides that: (i) a processing fee at 0.20% of the Amended UAE Facilities is payable at the time of accepting the Amended FOL; and (ii) a commitment fee at 0.30% per annum will be payable by the UAE Company on the non-utilized portion of the UAE Loan Facility.

To secure the Amended UAE Facilities, the UAE Company entered into a Security Agreement in favor of HSBC UAE in the amount of $58,905,000 in secured assets, consisting of the UAE Company’s accounts receivable and their proceeds. In addition, the Company provided an amended irrevocable and unconditional guarantee in favor of HSBC UAE with respect to all monies and liabilities owing or incurred by the UAE Company in favor of HSBC UAE. The Commercial Card Facility is subject to HSBC UAE’s standard commercial card terms and conditions. There were no changes made to the interest rate for borrowings under the UAE Loan Facility, other material terms, or financial and non-financial covenants.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer recognize that these controls, no matter how well designed and operated, cannot provide absolute assurance that the objectives of these controls will be met.

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2026. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2026.
Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) and for the assessment of the effectiveness of our internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, (iii) provide reasonable assurance that receipts and expenditures are being made only in accordance with authorizations of management and directors, and (iv) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of our internal control over financial reporting as of June 30, 2026. In making this assessment, our management used the criteria established in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). As a result of this assessment and those criteria, our management has determined that our internal control over financial reporting was effective as of June 30, 2026.

The effectiveness of the Company’s internal control over financial reporting as of June 30, 2026 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which appears in Part II, Item 8, of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(d), under the Exchange Act that occurred during the period covered by this Form 10-K that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

(b) Trading Plans

During the three months ended June 30, 2026, the Company’s directors or Section 16 officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated (including by modification) a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as such terms are defined in Item 408 of Regulation S-K as follows:

On June 8, 2026, Mr. David Afdahl, the Company's Chief Operating Officer, adopted a trading plan intended to satisfy Rule 10b5-1(c) to sell up to 28,319 shares of the Company's common stock between September 7, 2026 and June 8, 2027, subject to such shares reaching certain price points.

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated by reference to the Company’s Proxy Statement for its 2026 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended June 30, 2026.
See also Information about our Executive Officers in Part I of this Form 10-K.
Our Board has adopted a code of business conduct and ethics (the “Code”) that is applicable to all directors, officers and employees, including our principal executive, financial and accounting officers and all persons performing similar functions. A copy of this Code is available on our website at www.ibex.co. We intend to disclose future amendments to certain provisions of the Code, and waivers of the Code granted to executive officers and directors, on the website within four business days following the date of the amendment or waiver.

We have also adopted a securities trading policy governing the purchase, sale and other dispositions of our securities that applies to our directors, officers, employees and other covered persons. We believe that our securities trading policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and Nasdaq listing standards applicable to us. Our securities trading policy is included as Exhibit 19.1 to this Form 10-K.

ITEM 11.    EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to the Company’s Proxy Statement for its Annual 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of fiscal year ended June 30, 2026.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference to the Company’s Proxy Statement for its Annual 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of fiscal year ended June 30, 2026.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to the Company’s Proxy Statement for its Annual 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of fiscal year ended June 30, 2026.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated by reference to the Company’s Proxy Statement for its Annual 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of fiscal year ended June 30, 2026.
PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

(b) Exhibits:
EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description of Document	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith

3.1	Memorandum of Association	F-1	333-239821	3.1	07/29/2020

3.2	Amended and Restated Bye-laws	20-F	001-38442	1.2	10/23/2020

4.1	Description of share capital registered under Section 12 of the Exchange Act	10-K	001-38442	4.1	09/13/2023

10.1	Registration Rights Agreement, dated as of September 15, 2017, by and between IBEX Limited and The Resource Company International Limited	F-1	333-239821	10.1	07/10/2020

		Incorporated by Reference
Exhibit Number	Description of Document	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith

10.2	Stockholders’ Agreement, dated as of September 15, 2017, by and between IBEX Limited and The Resource Company International Limited	F-1	333-239821	10.2	07/10/2020

10.3#	Second Amended and Restated Warrant, dated November 13, 2017, issued to Amazon.com NV Investment Holdings LLC (amended December 28, 2018)	F-1	333-239821	10.40	07/29/2020

10.4	First Amendment to Second Amended and Restated Warrant, dated November 13, 2017, issued to Amazon.com NV Investment Holdings LLC (amended December 27, 2019)	F-1	333-239821	10.41	07/10/2020

10.5*	Second Amendment to Second Amended and Restated Warrant, dated November 13, 2017, issued to Amazon.com NV Investment Holdings LLC (amended as of August 7, 2020)	10-K	001-38442	10.26	09/12/2024

10.6^	IBEX Holdings Limited 2018 Restricted Share Plan	F-1	333-239821	10.35	07/10/2020

10.6.1^	Form of Restricted Share Agreement (A)	F-1	333-239821	10.36	07/10/2020

10.6.2^	Form of Restricted Share Agreement (B)	F-1	333-239821	10.37	07/10/2020

10.6.3^	IBEX Holdings Limited UK Sub-Plan of the 2018 Restricted Share Plan	F-1	333-239821	10.38	07/10/2020

10.7^	IBEX Limited Amended and Restated 2020 Long-Term Incentive Plan, dated December 5, 2025	10-Q	001-38442	10.5	02/05/2026

10.8^	Ibex Management Incentive Plan					X

10.9^	Ibex Global Solutions (Philippines) Inc. Amended & Restated Phantom Stock Plan, effective June 30, 2025	10-Q	001-38442	10.4	02/05/2026

10.9A^	Ibex Global Solutions (Philippines) Inc. Phantom Stock Plan Form of Award Agreement, effective June 30, 2025					X

10.10^	Ibex Global Jamaica Limited Amended & Restated Phantom Stock Plan, effective June 30, 2025	10-Q	001-38442	10.3	02/05/2026

10.10A^	Ibex Global Jamaica Limited Phantom Stock Plan Form of Award Agreement, effective June 30, 2025					X

10.11^	Form of Director Agreement	F-1	333-239821	10.42	07/10/2020

10.12^	Form of Director Indemnification Agreement	F-1	333-239821	10.44	07/10/2020

10.13	Executive Employment Agreement dated April 2, 2015 by and between TRG Customer Solutions Inc. and Robert Dechant	10-K	001-38442	10.33	09/13/2023

		Incorporated by Reference
Exhibit Number	Description of Document	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
10.14	Restated Executive Employment Agreement dated July 1, 2020 by and between Ibex Global Solutions Inc. and David Afdahl	10-K	001-38442	10.34	09/13/2023

10.15	Restated Executive Employment Agreement dated July 1, 2020 by and between Ibex Global Solutions Inc. and Julie Casteel	10-K	001-38442	10.35	09/13/2023

10.16	Executive Separation and Release Agreement dated June 4, 2024 by and between Ibex Global Solutions, Inc. and Jeffrey Cox	10-K	001-38442	10.38	09/12/2024

10.17	Restated Executive Employment Agreement dated July 1, 2020 by and between Ibex Global Solutions, Inc. and Bruce Dawson	10-K	001-38442	10.40	09/12/2024

10.18	Executive Employment Agreement dated August 1, 2023 by and between Ibex Global Solutions, Inc. and Taylor Greenwald	10-Q	001-38442	10.10	11/09/2023

10.19	Executive Employment Agreement dated September 1, 2024 by and between Ibex Global Solutions, Inc. and Andreas Wilkens	10-Q	001-38442	10.10	11/07/2024

10.20	Executive Separation and Release Agreement dated November 6, 2025 by and between Ibex Global Solutions, Inc. and Andreas Wilkens	10-Q	001-38442	10.2	02/05/2026

10.21	Executive Employment Agreement dated October 1, 2025 by and between Ibex Global Solutions, Inc. and Michael Ringman	10-Q	001-38442	10.1	02/05/2026

10.22	Restated Employment Agreement dated January 1, 2021 by and between Ibex Global Solutions, Inc. and Michael Darwal	10-Q	001-38442	10.1	05/06/2026

10.23	Amendment to Restated Employment Agreement dated January 1, 2026 by and between Ibex Global Solutions, Inc. and Michael Darwal	10-Q	001-38442	10.2	05/06/2026

10.24^	Form of Officer Indemnity Agreement	10-K	001-38442	10.41	09/12/2024

10.25^	Form of First Amendment to Officer Indemnity Agreement	10-K	001-38442	10.42	09/12/2024

10.26#	Credit Agreement, dated as of October 29, 2024, by and among Ibex Global Solutions, Inc., Ibex Limited, Ibex Global Limited, the other borrowers party thereto from time to time, the guarantors party thereto from time to time, the lenders party thereto from time to time and HSBC Bank USA, National Associations, as Administrative Agent	8-K	001-38442	10.1	11/04/2024

10.27A	Revolving Loan Agreement, dated as of October 22, 2024, by and between HSBC Bank Middle East Limited and Ibex Global FZ-LLC	8-K	001-38442	10.2A	11/04/2024

Incorporated by Reference
Exhibit Number	Description of Document	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
10.27B	Facility Offer Letter, dated as of October 22, 2024, by and between HSBC Bank Middle East Limited and Ibex Global FZ-LLC	8-K	001-38442	10.2B	11/04/2024

10.27C	General Terms and Conditions of the HSBC Bank Middle East Limited	8-K	001-38442	10.2C	11/04/2024

10.27D	Letter of Deviation, dated as of October 22, 2024, by and between HSBC Bank Middle East Limited and Ibex Global FZ-LLC	8-K	001-38442	10.2D	11/04/2024

10.28	First Amendment to the Facility Offer Letter, dated May 22, 2025, by and between HSBC Bank Middle East Limited and Ibex Global FZ-LLC	10-K	001-38442	10.24	09/11/2025

10.29	Second Amendment to the Facility Offer Letter, dated May 6, 2026 by and between HSBC Bank Middle East Limited and Ibex Global FZ-LLC					X

10.30	Call Option Agreement, dated November 19, 2024, by and between the Company and TRGI	8-K	001-38442	10.1	11/20/2024

19.1	Ibex Limited Insider Trading Policy					X

21.1	List of Subsidiaries					X

23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm					X

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act					X

31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act					X

32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350					X

97	Compensation Recoupment (Clawback) Policy	10-K	001-38442	97	09/12/2024

101.INS	Inline XBRL Instance Document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

Incorporated by Reference
Exhibit Number	Description of Document	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith

104	Cover Page Interactive Data File (formatted in Inline XBRL and included as Exhibit 101)					X
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

Date: September 10, 2026
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert Dechant	Chief Executive Officer and Director
Robert Dechant	(Principal Executive Officer)	September 10, 2026

/s/ Taylor Greenwald	Chief Financial Officer
Taylor Greenwald	(Principal Financial and Accounting Officer)	September 10, 2026

/s/ John Jones
John Jones	Director and Chairman of the Board	September 10, 2026

/s/ Daniella Ballou-Aares
Daniella Ballou-Aares	Director	September 10, 2026

/s/ Karen Batungbacal
Karen Batungbacal	Director	September 10, 2026

/s/ Fiona Beck
Fiona Beck	Director	September 10, 2026

/s/ Shuja Keen
Shuja Keen	Director	September 10, 2026

/s/ Patrick McGinnis
Patrick McGinnis	Director	September 10, 2026

/s/ Mingzhe (JJ) Zhuang
Mingzhe (JJ) Zhuang	Lead Independent Director	September 10, 2026