Form 10-Q
period 2026-09-30
IBEX Ltd
filed 2026-11-05
CIK 1720420

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
FORM 10-Q
_______________________
(Mark One)

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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

Large accelerated filer	o	Accelerated filer	x

Non-accelerated filer	o	Smaller reporting company	o

		Emerging growth company	o
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. o
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). o Yes x No
The number of common shares outstanding of IBEX LIMITED as of October 30, 2026 was 13,333,839.

IBEX LIMITED
Quarterly Report on Form 10-Q
For Quarterly Period Ended September 30, 2026

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q ("Form 10-Q") contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and the Private Securities Litigation Reform Act of 1995, relating to our operations, expected financial position, and other business matters that are based on our current expectations, assumptions, and projections with respect to the future, and are not a guarantee of performance. Forward-looking statements provide management’s current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements may include words such as "anticipate," "believe," "contemplate," "estimate," "expect," "forecast," "guidance," "may," "outlook," "plan," "projection," "should," "target," "will," "would" and other words, the negative forms of such words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. Such forward-looking statements involve known and unknown risks, uncertainties, assumptions, and other important factors that could cause our actual results, performance or achievements or industry results, to differ materially from historical results or any future results, performance or achievements expressed, suggested, or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to, statements about:
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
We derive many of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. We caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. Important factors that could cause actual results to differ materially from our expectations, or cautionary statements, are disclosed under Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended June 30, 2026. All written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements as well as other cautionary statements that are made from time to time in our other filings with the United States Securities and Exchange Commission ("SEC") and public communications. You should evaluate all forward-looking statements made in this Form 10-Q in the context of these risks and uncertainties.
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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

IBEX LIMITED AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)
(in thousands, except share data)

	September 30, 2026	June 30, 2026
Assets
Current assets
Cash and cash equivalents	$36,698	$32,566
Accounts receivable, net	136,295	125,292
Prepaid expenses	17,602	15,205
Tax advances and receivables	4,205	4,226
Other current assets	1,739	2,348
Total current assets	196,539	179,637

Non-current assets
Property and equipment, net	45,456	40,725
Operating lease assets	56,833	55,496
Goodwill	11,832	11,832
Deferred tax asset, net	6,896	7,170
Other non-current assets	15,009	14,275
Total non-current assets	136,026	129,498
Total assets	$332,565	$309,135

Liabilities and stockholders' equity
Current liabilities
Accounts payable and accrued liabilities	$29,111	$22,996
Accrued payroll and employee-related liabilities	42,715	40,914
Current deferred revenue	7,971	6,384
Current operating lease liabilities	14,372	13,936
Current debt	872	882
Income taxes payable	1,868	427
Total current liabilities	96,909	85,539

Non-current liabilities
Non-current deferred revenue	1,916	2,075
Non-current operating lease liabilities	47,802	46,849
Long-term debt	782	777
Other non-current liabilities	3,606	3,665
Total non-current liabilities	54,106	53,366
Total liabilities	151,015	138,905

Stockholders' equity
Common shares: par value $0.000111650536, 108,057,967 shares authorized, 13,308,978 and 13,309,640 shares outstanding as of September 30, 2026 and June 30, 2026, respectively	2	2
Treasury shares at cost: 6,090,967 and 5,968,161 shares as of September 30, 2026 and June 30, 2026, respectively	(122,118)	(117,703)
Additional paid-in capital	228,840	227,346
Accumulated other comprehensive loss	(12,023)	(11,487)
Retained earnings	86,849	72,072
Total stockholders' equity	181,550	170,230
Total liabilities and stockholders' equity	$332,565	$309,135
See accompanying notes to unaudited consolidated financial statements.

IBEX LIMITED AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(Unaudited)
(in thousands, except per share data)

	Three Months Ended September 30,
	2026	2025
Revenue	$175,225	$151,179

Cost of services (exclusive of depreciation and amortization presented separately below)	121,963	106,577
Selling, general and administrative	30,100	26,525
Depreciation and amortization	4,871	4,378
Total operating expenses	156,934	137,480
Income from operations	18,291	13,699

Interest income	171	30
Interest expense	(199)	(217)
Income before income taxes	18,263	13,512

Provision for income tax expense	(3,486)	(1,470)
Net income	$14,777	$12,042

Other comprehensive income / (loss)
Foreign currency translation adjustments	$(782)	$(1,212)
Unrealized gain / (loss) on cash flow hedging instruments, net of tax	246	(2,188)
Total other comprehensive loss	(536)	(3,400)
Total comprehensive income	$14,241	$8,642

Net income per share
Basic	$1.11	$0.90
Diluted	$0.99	$0.82

Weighted average common shares outstanding
Basic	13,317	13,360
Diluted	14,995	14,609
See accompanying notes to unaudited consolidated financial statements.

IBEX LIMITED AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
(Unaudited)
(in thousands)

Three months ended September 30, 2025 and 2026
	Common Shares		Treasury Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
	Shares	Amount	Amount
Balance, June 30, 2025	13,358	$1	$(103,338)	$218,241	$(6,336)	$25,741	$134,309
Net income	—	—	—	—	—	12,042	12,042
Foreign currency translation adjustment	—	—	—	—	(1,212)	—	(1,212)
Changes in fair value of cash flow hedges	—	—	—	—	(2,188)	—	(2,188)
Purchase of treasury shares	(92)	—	(2,680)	—	—	—	(2,680)
Issuance of common shares	158	1	—	2,412	—	—	2,413
Stock-based compensation expense	—	—	—	941	—	—	941
Balance, September 30, 2025	13,424	$2	$(106,018)	$221,594	$(9,736)	$37,783	$143,625

	Common Shares		Treasury Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
	Shares	Amount	Amount
Balance, June 30, 2026	13,310	$2	$(117,703)	$227,346	$(11,487)	$72,072	$170,230
Net income	—	—	—	—	—	14,777	14,777
Foreign currency translation adjustment	—	—	—	—	(782)	—	(782)
Changes in fair value of cash flow hedges	—	—	—	—	246	—	246
Purchase of treasury shares	(123)	—	(4,415)	—	—	—	(4,415)
Issuance of common shares	155	—	—	949	—	—	949
Shares withheld related to net share settlement of equity awards	(33)	—	—	(1,145)	—	—	(1,145)
Stock-based compensation expense	—	—	—	1,690	—	—	1,690
Balance, September 30, 2026	13,309	$2	$(122,118)	$228,840	$(12,023)	$86,849	$181,550

IBEX LIMITED AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Three Months Ended September 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$14,777	$12,042
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,871	4,378
Noncash lease expense	3,267	3,437
Deferred income tax	274	(1,062)
Stock-based compensation expense	2,937	2,550
Allowance for expected credit losses	—	52
Change in assets and liabilities:
(Increase) / decrease in accounts receivable	(10,995)	1,015
Increase in prepaid expenses and other current assets	(2,615)	(3,472)
Increase / (decrease) in accounts payable and accrued liabilities	5,761	(311)
Increase in deferred revenue	1,428	614
Decrease in operating lease liabilities	(3,379)	(3,573)
Net cash inflow from operating activities	16,326	15,670

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(7,165)	(7,639)
Net cash outflow from investing activities	(7,165)	(7,639)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the exercise of options	877	2,412
Taxes paid related to net share settlement of equity awards	(1,073)	—
Principal payments on finance leases	(338)	(292)
Purchase of treasury shares	(4,484)	(2,767)
Net cash outflow from financing activities	(5,018)	(647)
Effects of exchange rate difference on cash and cash equivalents	(11)	(40)
Net increase in cash and cash equivalents	4,132	7,344
Cash and cash equivalents, beginning	32,566	15,350
Cash and cash equivalents, ending	$36,698	$22,694

Supplemental cash flow disclosures
Cash paid for interest	$199	$217
Cash paid for income taxes	$1,664	$3,530

Supplemental non-cash disclosures
Change in accounts payable related to fixed assets	$2,246	$753
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

The Company delivers innovative business process outsourcing ("BPO"), smart digital marketing, online acquisition technology, end-to-end customer engagement, and Artificial Intelligence ("AI") solutions to help its clients acquire, engage, and retain valuable customers. ibex operates a global customer experiences ("CX") delivery center model consisting of 30 delivery centers around the world, while deploying next-generation technology to drive superior customer experiences for many of the world’s leading companies across various verticals, including Retail & E-commerce, HealthTech, Telecommunication, FinTech, Travel, Transportation & Logistics, Technology and others. ibex leverages its diverse global team of approximately 39,000 employees together with industry-leading technology, including its Wave iX platform, to manage customer interactions on behalf of our clients, driving a truly differentiated customer experience.
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

These unaudited consolidated financial statements and accompanying notes have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements and should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended June 30, 2026 (the "Annual Report") as filed with the SEC. There have been no changes to the Company’s significant accounting policies described in the Annual Report that have had a material impact on the Company’s consolidated financial statements and related notes.

In the opinion of the Company, these unaudited consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of September 30, 2026, its results of operations, comprehensive income, and stockholders’ equity for the three months ended September 30, 2026 and 2025, and cash flows for the three months ended September 30, 2026 and 2025. The consolidated balance sheet as of June 30, 2026 was derived from the audited annual financial statements included in the Annual Report.

Amounts in these interim consolidated financial statements are presented in thousands, except for share and per share data. Due to rounding, numbers presented throughout this document may not foot precisely to the totals provided.

Use of estimates
The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. Significant items subject to such estimates and assumptions include useful lives for property and equipment; impairment of long-lived assets, operating lease assets and liabilities, goodwill, and other intangible assets; allowance for credit losses; valuation allowances for deferred tax assets and other receivables; fair value of stock-based compensation, warrants, and derivatives; and legal provisions. The Company bases its estimates on historical experience and other assumptions it believes are reasonable, including the use of outside experts as necessary, and updates these estimates on an ongoing basis and as new events occur, more experience is acquired and/or more information is obtained. Actual results could differ materially from these estimates.
Revenue recognition
The Company recognizes revenue for services for which control has transferred to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for transferring the promised services. This process involves identifying the customer contract, determining the performance obligations in the contract, determining the transaction price, allocating the transaction price to the distinct performance obligations in the contract, and recognizing revenue when the performance obligations have been satisfied. A performance obligation is considered distinct from other obligations in a contract when it (a) provides a benefit to the customer either on its own or together with other resources that are readily available to the customer and (b) is separately identified in the contract. The Company considers a performance obligation satisfied as it provides services to a customer, meaning the customer has the ability to direct the use and obtain the benefit of the service.
Revenues from contact center services, which consist of customer service, technical support, and other value-added outsourced back-office services, are recognized as the services are performed on the basis of the number of billable minutes or hours, contractual rates, and other contractually agreed metrics, if applicable. Certain of our client contracts include bonus and penalty provisions. Revenues related to training that occurs upon commencement of a new client contract or statement of work are deferred and recognized on a straight-line basis over the estimated life of the client program, as it is not considered to have a standalone value to the customer. The related expenses are expensed as incurred. Revenues are recognized over time as performance obligations are satisfied and in the period in which the Company has a right to invoice, net of discounts, incentives, and/or penalties as per contractual terms. Bonuses and penalties accrue for the current billing period and do not depend on future performance. In some cases, we may estimate these bonuses or penalties using the "most likely amount" method based on actual data and historical experience.
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
All of our contracts include the right to invoice for services on a monthly basis. None of our contracts include significant termination penalties and generally may be terminated for convenience at any time with a short notice period (generally 30 to 120 days).
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

The Board will review any authorized repurchase program periodically and may authorize adjustment of its terms and size, and suspend or discontinue the program. The Company has funded and expects to fund future repurchases with its existing cash balance. The share repurchase programs do not obligate the Company to acquire any particular amount of common shares. See Note 11 "Stockholders’ Equity" for more information on share repurchases.

Variable Interest Entity

During February 2025 and in connection with our strategic expansion into India, the Company entered into an agreement with Safeguard, LLC and its controlled affiliate (collectively, "Safeguard"), an unrelated provider of BPO services. The Company has a variable interest in Safeguard due to Safeguard's lack of sufficient equity. The Company’s variable interest includes certain lease guaranty and exposure to certain severance payment obligations for Safeguard employees servicing ibex's account. Management determined that ibex is not the primary beneficiary as ibex does not have the power to direct or control the activities which most significantly affect Safeguard's financial performance (such as engaging new clients, expanding its offerings, and engaging in financing activities, among others). Accordingly, the Company is not required to consolidate the results of Safeguard.

The Company's primary risk of involvement with Safeguard is the loss of certain assets and incurrence of certain obligations that may be due in the event of early termination of the contract. The Company’s maximum exposure to loss on early termination is $3.3 million and $3.2 million at September 30, 2026 and June 30, 2026, respectively, which is included in prepaid expenses and other non-current assets in the consolidated balance sheets. As of September 30, 2026 and June 30, 2026, the Company also had refundable lease deposits of $0.8 million and $0.8 million, respectively, which are included in other non-current assets, other receivables of $0.2 million and $— million, respectively, which are included in other current assets, and liabilities of $1.1 million and $1.0 million, respectively, for services received, which are included in accounts payable and accrued liabilities, in the consolidated balance sheets. Amounts related to early termination of the contract cannot be reasonably estimated as of September 30, 2026. The Company believes that the possibility of a loss is remote. For the three months ended September 30, 2026, the Company did not provide any financial support to Safeguard other than its contractual commitments.

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

As of September 30, 2026 and June 30, 2026, the Company had capitalized cloud computing software costs of $3.3 million and $3.5 million, respectively, which are included in prepaid expenses and other non-current assets in the consolidated balance sheets.
Recently Issued Accounting Pronouncements

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

In September 2025, the FASB issued ASU No. 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, to modernize the accounting for software costs under Subtopic 350-40 and requires an entity to start capitalizing software costs when management has authorized and committed to funding the software project and it is probable that the project will be completed and the software will be used to perform the function intended. The amendments in ASU No. 2025-06 are effective for fiscal years beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted. We are currently evaluating the impact of the new guidance on the disclosures to our consolidated financial statements.

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

The Company generated its revenue from clients based in the United States and other countries as shown below:

	Three Months Ended September 30,
($000s)	2026	2025
United States	$169,462	$146,216
Other countries	5,763	4,963
Total Revenue	$175,225	$151,179

The following table presents the breakdown of the Company’s revenues by geographical location, based on where the services are provided:

	Three Months Ended September 30,
($000s)	2026	2025
Onshore (United States)	$51,462	$37,602
Offshore (Philippines, Pakistan, India)	87,490	77,047
Nearshore (Jamaica, Nicaragua, Honduras)	36,273	36,530
Total Revenue	$175,225	$151,179

The following table presents the breakdown of the Company’s revenue by pattern of revenue recognition:

	Three Months Ended September 30,
($000s)	2026	2025
Services transferred over time	$151,145	$133,057
Services transferred at a point in time	24,080	18,122
Total Revenue	$175,225	$151,179

The movement in deferred revenue was as follows:

	Three Months Ended September 30,
($000s)	2026	2025
Beginning balance	$8,459	$6,628
Revenue recognized	(2,985)	(2,148)
Revenue deferred	4,413	2,762
Ending balance	$9,887	$7,242

3.ACCOUNTS RECEIVABLE AND SIGNIFICANT CLIENT
Accounts receivable, net in the accompanying consolidated balance sheets consists of the following:

	September 30,	June 30,
($000s)	2026	2026
Accounts receivable	$136,867	$125,857
Less: Allowance for credit losses	(572)	(565)
Accounts receivable, net	$136,295	$125,292

The Company will write-off accounts receivable against the allowance when it determines a balance is uncollectible.

Activity in the Company's allowance for credit losses consists of the following:

	Three Months Ended September 30,
($000s)	2026	2025
Beginning balance	$565	$232
Provision for credit losses	—	86
Reversal of provision for credit losses	—	(34)
Effect of foreign exchange	7	—
Ending balance	$572	$284

Significant Client

The Company did not have any clients that contributed to 10% or more of total revenue during the three months ended September 30, 2026. During the three months ended September 30, 2025, the Company had one client that contributed approximately 10% of total revenue.

To limit the Company's credit risk with its clients, management regularly monitors the aging of customer receivables, maintains allowances for credit losses and may require prepayment for services from certain clients. Based on currently available information, management does not believe significant credit risk exists as of September 30, 2026.

4.LEASES

The Company has operating lease obligations primarily for its delivery centers and finance lease obligations primarily for vehicles and other equipment. Leases typically have initial terms of two to 15 years, and may include renewal options if the Company is reasonably certain to exercise such options.

The components of lease cost are as follows:

	Three Months Ended September 30,
($000s)	2026	2025
Operating lease cost:
Operating lease cost	$4,817	$5,011
Variable lease cost	752	820
Short-term lease cost	88	66
Total operating lease cost	$5,657	$5,897

Finance lease cost:
Amortization of right of use assets	$319	$282
Interest on lease liabilities	66	76
Total finance lease cost	$385	$358

The following table presents supplemental balance sheet information related to leases:

	September 30,	June 30,
($000s)	2026	2026
Operating lease assets	$56,833	$55,496

Operating lease liabilities, current	14,372	13,936
Operating lease liabilities, non-current	47,802	46,849
Total operating lease liabilities	$62,174	$60,785

Finance lease assets, net	$1,932	$1,916

Finance lease liabilities, current	$872	$882
Finance lease liabilities, non-current	782	777
Total finance lease liabilities	$1,654	$1,659

The following table presents supplemental cash flow information related to leases:

	Three Months Ended September 30,
($000s)	2026	2025
Cash paid for amounts included in the measurement of operating lease liabilities	$3,379	$3,573
Operating cash flows paid for interest portion of finance leases	$66	$76
Financing cash flows paid for principal portion of finance leases	$338	$292

The following table presents supplemental noncash information related to leases:

	Three Months Ended September 30,
($000s)	2026	2025
Right-of-use assets obtained in exchange for lease obligations
Operating leases	$6,413	$1,181
Finance leases	$249	$186

Included in the right-of-use assets obtained in exchange for lease obligations above, is one significant lease agreement and one significant renewal resulting in noncash operating lease additions of $1.4 million and $4.1 million, respectively, during the three months ended September 30, 2026. There were no significant lease agreements or renewals during the three months ended September 30, 2025.

	September 30,	June 30,
	2026	2026
Weighted average remaining lease term (in years)
Operating leases	4.7	4.7
Finance leases	2.0	2.0

Weighted average discount rate
Operating leases	11.3%	11.3%
Finance leases	15.5%	16.0%

As of September 30, 2026, the maturities of our lease liabilities by fiscal year are as follows:

($000s)	Operating Leases	Finance Leases
2027-remainder of year	$14,615	$827
2028	19,501	728
2029	18,432	337
2030	11,479	5
2031	5,125	—
Thereafter	16,043	—
Total undiscounted lease payments	85,195	1,897
Less: liability accretion	(23,021)	(243)
Total lease liabilities	$62,174	$1,654

5.     DEBT
Debt consists of the following:

	September 30,	June 30,
($000s)	2026	2026
Debt
Finance leases	1,654	1,659
Total Debt	$1,654	$1,659
Less: Current debt	(872)	(882)
Total Long-term debt	$782	$777
HSBC Credit Facilities

The HSBC Credit Facilities consist of the U.S. Credit Facility, the UAE Facilities, and the related amendments (as defined and described below and collectively, the “HSBC Credit Facilities”).

U.S. Credit Facility
On October 29, 2024 (the "Effective Date"), the Company's subsidiaries, Ibex Global Solutions, Inc. ("Ibex US") and Digital Globe Services, LLC, as borrowers, together with the Company and Ibex Global Limited, as guarantors, and the other loan parties and guarantor parties party thereto from time to time (collectively, the "Company Parties"), entered into a credit agreement with HSBC Bank USA, National Association ("HSBC U.S."), as administrative agent, (the “U.S. Credit Agreement”), which provides for a $25 million secured revolving credit facility (the “U.S. Credit Facility”).

On September 8, 2026 (the “Amendment Effective Date”), the Company Parties and HSBC U.S. entered into Amendment No. 1 (the “First Amendment”) to the U.S. Credit Agreement. The First Amendment extends the maturity date of the U.S. Credit Agreement to the earlier of October 22, 2029 and the termination or maturity of the obligations under the Amended UAE Credit Agreement (as defined below).

In addition, the First Amendment provides that: (i) a closing fee at 0.20% of the facility is payable at the time of accepting the First Amendment; and (ii) a commitment fee at 0.30% per annum will be payable on the non-utilized portion of the U.S. Credit Facility. There were no changes made to other material terms, or financial and non-financial covenants.

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
UAE Facilities

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

On the Amendment Effective Date, the UAE Company entered into: (i) an amended facility offer letter (the “Amended FOL”); together with (ii) the general terms and conditions applicable to corporate banking credit facilities; and (iii) the letter of deviation (collectively, the “Amended UAE Credit Agreement”), in each case, with HSBC UAE. The Amended FOL provides for an increase in the total credit facility to $51,050,000, consisting of a committed $50 million UAE Loan Facility, $1 million in Bond Guarantees, and a $50,000 Commercial Card Facility (collectively, the “Amended UAE Facilities”). The final repayment date for the Amended UAE Credit Agreement was extended to October 22, 2029.

The Amended FOL provides that: (i) a processing fee at 0.20% of the Amended UAE Facilities is payable at the time of accepting the Amended FOL; and (ii) a commitment fee at 0.30% per annum will be payable by the UAE Company on the non-utilized portion of the UAE Loan Facility.

To secure the Amended UAE Facilities, the UAE Company entered into a Security Agreement in favor of HSBC UAE in the amount of $58,905,000 in secured assets, consisting of the UAE Company’s accounts receivable and their proceeds. In addition, the Company provided an amended irrevocable and unconditional guarantee in favor of HSBC UAE with respect to all monies and liabilities owing or incurred by the UAE Company in favor of HSBC UAE. There were no changes made to other material terms, or financial and non-financial covenants.

Borrowings under the UAE Loan Facility bear interest at a per annum rate equal to 3-month term SOFR plus 2%. The Commercial Card Facility is subject to HSBC UAE’s standard commercial card terms and conditions. The Bond Guarantees are subject to HSBC UAE’s standard commercial terms and conditions.
As of September 30, 2026, the Company did not have any outstanding balances on the HSBC Credit Facilities and had $68.3 million of borrowing available based on eligible collateral.

The HSBC Credit Facilities contain certain financial and non-financial covenants, including, among other things, covenants in respect of a total net leverage ratio, fixed charge coverage ratio, and restrictions on incurring additional debt and liens, making certain restricted payments and investments, engaging in certain transactions with affiliates, and disposal of assets. The Company was in compliance with all debt covenants as of September 30, 2026.

The Company had deferred debt issuance costs of $0.6 million and $0.5 million as of September 30, 2026 and June 30, 2026, respectively, which are included in other current assets and other non-current assets in the consolidated balance sheets.

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
The following tables show the notional amount of our foreign exchange cash flow hedging instruments as of September 30, 2026 and June 30, 2026:

	Hedged currency	Local Currency Notional amount (000s)	U.S. Dollar Notional amount ($000s)	Contracts Maturing Through
As of September 30, 2026	PHP	4,880,000	$80,891	March 2028
As of June 30, 2026	PHP	5,570,000	$93,759	December 2027
Changes in the fair value of derivatives that are designated and qualify as cash flow hedges are recognized in accumulated other comprehensive income (loss) ("AOCI"). Amounts previously recognized in AOCI are reclassified to cost of services in the periods in which the hedged expenses occur.

Refer to Note 9. "Fair Value" for further details on the fair value of our foreign exchange cash flow hedging instruments as of September 30, 2026 and June 30, 2026.

Refer to Note 11. "Stockholders' Equity" for further details on the change in fair value of our cash flow hedges and the net gain or loss reclassified to earnings from effective hedges during the three months ended September 30, 2026 and 2025.

7.WARRANT
On November 13, 2017, and as subsequently amended, the Company issued a 10-year warrant (the "Warrant") to Amazon.com NV Investment Holdings LLC, a subsidiary of Amazon.com, Inc. ("Amazon") to acquire approximately 1,674,017 of our common shares (the "Warrant Shares"). A total of 1,171,812 Warrant Shares vested during the vesting period, which ended on June 30, 2024. The Warrant may be exercised by Amazon at a price per share of $9.42 on or prior to November 12, 2027. To date, all vested Warrant Shares remain unexercised.
8.STOCK-BASED COMPENSATION
The following tables summarize the components of stock-based compensation expense recognized in the Company’s consolidated statements of comprehensive income, both by line item and by plan:

	Three Months Ended September 30,
($000s)	2026	2025
Cost of services	$253	$362
Selling, general and administrative	2,684	2,188
Total stock-based compensation expense	$2,937	$2,550

	Three Months Ended September 30,
($000s)	2026	2025
Phantom Stock Plans	$1,247	$1,609
2020 Long Term Incentive Plan	1,690	941
Total stock-based compensation expense	$2,937	$2,550
As of September 30, 2026, there was $7.3 million of total unrecognized compensation expense related to non-vested stock-based awards, which is expected to be recognized over a weighted-average period of 2.48 years.
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

The following is a summary of the Company’s fair value measurements on a recurring basis as of September 30, 2026 and June 30, 2026:

As of September 30, 2026	Fair Value Measurements Using
($000s)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities
Cash flow hedge - foreign currency collars, net	$—	$2,415	$—
Phantom stock options	—	2,612	—
Total liabilities	$—	$5,027	$—

As of June 30, 2026	Fair Value Measurements Using
($000s)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities
Cash flow hedge - foreign currency collars, net	$—	$2,661	$—
Phantom stock options	$—	$1,754	$—
Total liabilities	$—	$4,415	$—

These balances are included in accounts payable and accrued liabilities and other non-current liabilities in the consolidated balance sheets as of September 30, 2026 and June 30, 2026.
There were no transfers between the different hierarchy levels during the three months ended September 30, 2026 and 2025.

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
The Company’s income tax provision includes the results of the Company’s U.S. operations and its various foreign operations including subsidiaries based in Canada, Jamaica, Nicaragua, Pakistan, Honduras, the Philippines, Egypt, United Arab Emirates, and Saudi Arabia. Historically, the Company’s Bermuda-based companies have not been subject to income tax as there was no corporate income tax in Bermuda. On December 27, 2023, the Bermuda Corporate Income Tax Act 2023 (the "Bermuda CIT") was passed which provides for a 15% corporate tax rate beginning on or after January 1, 2025 for companies with revenue in excess of 750 million Euros. The Company's consolidated revenues do not meet this 750 million Euro threshold, and accordingly, we are not currently subject to the Bermuda CIT.
The Company recorded a provision for income taxes of $3.5 million and $1.5 million during the three months ended September 30, 2026 and 2025, respectively. The effective tax rate was 19.1% and 10.9% for the three months ended September 30, 2026 and 2025, respectively. The change in effective tax rates between these periods was primarily attributable to changes in revenue mix across the Company's taxable jurisdictions and discrete items, including discrete tax benefits from stock-based compensation recognized during the three months ended September 30, 2025.
For the three months ended September 30, 2026, the applicable income tax rate of the Company's Bermuda parent company was 0%. The difference between this rate and the Company's effective income tax rate was primarily attributable to the distribution of taxable income among jurisdictions with differing tax rates, the treatment of U.S. federal and state taxes as foreign tax elements under the Company's updated reporting structure, and to tax holidays in certain countries in which the Company operates.
We have been granted "Tax Holidays" as an incentive to attract foreign investment by the governments of Nicaragua, Pakistan, Honduras, Jamaica, and certain qualifying locations in the Philippines. Generally, a Tax Holiday is an agreement between us and a foreign government under which we receive certain tax benefits in that country.

The aggregate reduction in income tax expense due to the above Tax Holidays was $1.5 million and $1.1 million for the three months ended September 30, 2026 and 2025, respectively. The aggregate reduction in income tax expense per diluted share was $0.10 and $0.07 for the three months ended September 30, 2026 and 2025, respectively.
In October 2026, one of our foreign jurisdictions received an assessment from a taxing authority relating to a fiscal year 2024 audit. Based on the Company's analysis, we have not recorded any liability for the unrecognized tax benefits related to this assessment. Management is challenging the assessment.

11.STOCKHOLDERS’ EQUITY

AOCI
The following tables present changes by component:

Three months ended September 30, 2025 and 2026
($000s)	Foreign Currency Translation Adjustment	Derivative Valuation	Defined Benefit Plan	Total
Balance, June 30, 2025	$(6,769)	$540	$(107)	$(6,336)
Foreign currency translation	(1,212)	—	—	(1,212)
Unrealized losses on cash flow hedges	—	(2,195)	—	(2,195)
Reclassifications to earnings	—	7	—	7
Balance, September 30, 2025	$(7,981)	$(1,648)	$(107)	$(9,736)

($000s)	Foreign Currency Translation Adjustment	Derivative Valuation	Defined Benefit Plan	Total
Balance, June 30, 2026	$(9,909)	$(1,995)	$417	$(11,487)
Foreign currency translation	(782)	—	—	(782)
Unrealized losses on cash flow hedges	—	(1,032)	—	(1,032)
Reclassifications to earnings	—	1,278	—	1,278
Balance, September 30, 2026	$(10,691)	$(1,749)	$417	$(12,023)

Share repurchase programs

The Board may authorize share repurchases of the Company’s common shares and the Company had multiple share repurchase plans during the three months ended September 30, 2026 and 2025. On May 11, 2026, the Board authorized $20 million in share repurchases for the next twelve months (the "2026 Share Repurchase Program"). As of September 30, 2026, the amount available for repurchase under the 2026 Share Repurchase Program was $13.5 million.

During the three months ended September 30, 2026 and 2025, the Company repurchased 122,806 and 91,658 common shares, respectively, totaling $4.4 million and $2.7 million, respectively. All repurchases under these programs were funded with our existing cash balance.

12.WEIGHTED AVERAGE SHARE COUNTS
The following table sets forth the components of the computation from basic to diluted earnings per share for net income for the three months ended September 30, 2026 and 2025:

	Three Months Ended September 30,
(000s)	2026	2025
Shares used in basic earnings per share calculation	13,317	13,360
Effect of dilutive securities:
Employee stock-based compensation	804	425
Warrant	874	824
Total effects of dilutive securities	1,678	1,249
Shares used in diluted earnings per share calculation	14,995	14,609

Shares considered anti-dilutive using the treasury method	—	85

13.INVESTMENT IN JOINT VENTURE
The Company has an investment in Lake Ball, LLC to procure and sell commercial leads for its customers. The Company’s ownership interest is 47.5% and is accounted for under the equity method. The Company’s investment balance was $0.4 million at both September 30, 2026 and June 30, 2026, and is included in other non-current assets in the consolidated balance sheets, while net earnings from the joint venture are included in selling, general and administrative expense in the consolidated statements of comprehensive income.
The table below presents our investment in the joint venture:

	Three Months Ended September 30,
($000s)	2026	2025
Beginning balance	$413	$438
Dividends received	(308)	(345)
Share of profit	312	358
Ending balance	$417	$451

14.SEGMENT INFORMATION
An operating segment is defined as a component of a company for which separate financial information is available and which is regularly evaluated by the chief operating decision maker ("CODM") for the purpose of making decisions regarding resource allocation and performance assessment. The Company’s CODM is the chief executive officer.

The Company has a single operating and reportable segment as the Company’s CODM is regularly provided with only consolidated financial results, to make decisions and assess performance. The measure of segment assets is reported on the consolidated balance sheet as total assets. The significant segment expenses for the Company are those included in the consolidated statements of comprehensive income. The Company’s measure of segment profitability is consolidated net income. Consolidated net income is used to monitor performance against the annual budget and current forecasts, as well as make decisions on opening new sites or countries, acquiring businesses or making other strategic investments, repurchasing stock, or additional investments in or reductions of selling, general and administrative expenses.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q (this "Form 10-Q"), the financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2026 (the "Annual Report"), as filed with the Securities and Exchange Commission (the "SEC"), and the information included under "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report. In addition to historical data, the following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed in our forward-looking statements as a result of various factors, including but not limited to those discussed under "Cautionary Note Regarding Forward-Looking Statements" in this Form 10-Q, under Part II, Item 1A. "Risk Factors" in this Form 10-Q, and under Part I, Item 1A, "Risk Factors" in the Annual Report.
This Form 10-Q includes certain historical consolidated financial and other data for IBEX Limited ("ibex," "we," "us," "our" or the "Company"). The following discussion provides a narrative of our financial condition and results of operations for the three months ended September 30, 2026 compared to the three months ended September 30, 2025.
Overview
ibex delivers innovative business process outsourcing ("BPO"), smart digital marketing, online acquisition technology, end-to-end customer engagement, and Artificial Intelligence ("AI") solutions to help companies acquire, engage, and retain valuable customers. ibex operates a global customer experiences ("CX") delivery center model consisting of 30 delivery centers around the world, while deploying next-generation technology to drive superior customer experiences for many of the world’s leading companies across various verticals, including Retail & E-commerce, HealthTech, Telecommunication, FinTech, Travel, Transportation & Logistics, Technology and others. ibex leverages its diverse global team of approximately 39,000 employees together with industry-leading technology, including its Wave iX platform, to manage customer interactions on behalf of our clients, driving a truly differentiated customer experience.
Business Highlights

During the three months ended September 30, 2026, the Company delivered strong financial results and experienced broad-based growth including in our top three verticals: HealthTech, Travel, Transportation & Logistics, and Retail & E-commerce. Our growth continues to be driven by outstanding performance within our embedded base clients, along with four new client wins during the current quarter, and our ability to drive innovative AI solutions across our clients. We continued to geographically optimize our delivery centers during the current quarter which included an increase in headcount in our offshore regions by approximately 3,500 employees when compared to the prior year quarter. Our continued focus and investments in our clients, talent, and technology resulted in revenue growth of 15.9% during the three months ended September 30, 2026, while increasing our net income margin to 8.4% and adjusted EBITDA margin to 14.4%, when compared to the prior year quarter.
Recent Financial Highlights

The Company delivered revenues of $175.2 million during the three months ended September 30, 2026, a 15.9% increase compared to the prior year quarter due to growth across our key verticals and digital acquisition business, and deployment of AI solutions across clients. Net income during the three months ended September 30, 2026 was $14.8 million, a 22.7% increase from $12.0 million during the same quarter in the prior year. Fully diluted earnings per share for the three months ended September 30, 2026 of $0.99, increased from $0.82 during the prior year quarter. These increases during the three months ended September 30, 2026 were driven by revenue growth in our higher margin offshore regions and digital acquisition business resulting in improved overall operating margins.

Trends and Factors Affecting Our Performance
There are a number of key trends and factors that have affected and may affect our results of operations.
Macroeconomic Trends

Macroeconomic factors, including but not limited to, inflation and interest rates, global economic and geopolitical uncertainty, changes in foreign currency exchange rates, and the impact of these factors on our clients and their customers, could impact our financial results. Some of our customers have increased their focus on cost reduction, resulting in decisions to shift work from onshore and nearshore sites to offshore sites, which may impact our revenues and operations in the near term. However, we also believe these trends may also create opportunities with both new and existing clients as companies maintain a focus on cost reduction and look for new solutions and alternative delivery models.

Artificial Intelligence ("AI")

With the increasing applicability of AI in enhancing business processes, the BPO industry is increasingly evaluating and integrating AI into its range of solutions to improve the customer experience, serve an increasing number of consumers, and drive efficiencies throughout the customer journey. We are moving aggressively to evaluate and deploy generative AI across internal and client-facing use cases. Our Wave iX technology has a three-pronged AI strategy and combines ibex-developed capabilities with third-party models, platforms and infrastructure, which continues to keep ibex at the forefront of this digital transformation. Our proprietary internal solutions are focused on increasing agent productivity and the quality of our services by leveraging AI across the agent lifecycle to improve recruiting, hiring, training, and coaching. We are leveraging AI to better understand and improve customer journeys at every step, providing deeper customer insights to tailor client solutions and elevate their customers' experiences. Finally, leveraging our deep customer experience knowledge and extensive data and analytics on specific customer journeys, we are putting highly customized AI agents in front of the customer journey with voice and chat solutions to automate low-complexity transactions, enable smoother, more effective and efficient, seamless AI to human agent interactions, and provide real-time translation solutions.

With the combination of decades of experience across BPO and CX solutions, the strength of our internal technologies, our unique stable of best-in-class AI-tech partners, and the depth and breadth of our business intelligence and business insights team, we feel we are uniquely positioned to deliver on the three key tenets to successfully leverage AI in CX: (1) improving overall customer experience and satisfaction through more effective, efficient, and empathetic AI-to-human solutions, (2) increasing our clients’ ability to serve their end consumers, and (3) driving efficiency, and where beneficial, cost savings along the journey.

We believe we are well positioned to leverage our leadership position in adopting AI technology in the CX sector to create significant value for our clients through the application of AI. Our approach of bringing a combination of our AI-enabled solutions plus a robust set of third-party AI agent and AI translation services to our clients positions us to not only be a fast-mover in the market, but also to capture an outsized share of AI-impacted future revenue, which may help with addressing changing requirements while creating opportunities for future revenue and margin growth. At the same time, technology, regulatory requirements and customer adoption continue to evolve, increasing the importance of testing, validation, governance and phased implementation. We continue to use and implement appropriate governance processes and controls for the use of AI, including reviews of third-party AI agent and AI translation services.

While the initial implementation of AI technology may impact revenue directly derived from traditional agent-driven activities, it is our expectation that by remaining on the forefront and bringing these solutions to our clients, we will be able to capture a greater share of higher margin AI revenue work to maintain, complement, and grow our overall business and results in the near- and long-term.

Client Business Performance

Demand for customer interaction services reflects a client’s underlying business performance and priorities. Growth in a client’s business often results in increased demand for our customer engagement solutions. Conversely, a decline in a client’s business generally results in a decrease in demand for our customer engagement solutions, shifting volume to lower cost geographies, and potential increases in demand for our customer acquisition and expansion solutions. The correlation between a client's business performance and demand for outsourced customer interaction solutions can therefore be complex, and depends upon several factors, such as industry consolidation, client investments in growth, and the overall macroeconomic environment, all of which can result in short-term revenue volatility for outsourcing providers.

Capacity Utilization
As a significant portion of our customer interaction services are performed by customer-facing agents located in delivery centers, our margins are impacted by the level of capacity utilization in those facilities. We incur substantial fixed costs in operating such facilities. We strive to optimize our capacity utilization to maximize our operating margin.

Since 2020, we have enabled work-at-home seats, particularly onshore, which has allowed us to rationalize a number of delivery center locations, particularly in the United States. Capacity Utilization is an efficiency metric used within our business. We define Capacity Utilization as the number of on-site workstations in use plus the number of work at home seats divided by the number of on-site workstations, for the period under consideration, across all facilities in the region.
During the three months ended September 30, 2026, we continued to build additional capacity in our offshore regions as demand has grown and shifted toward lower cost geographies. Additionally, we have continued to shift towards work-at-home seats, which has allowed us to rationalize a number of delivery locations in higher cost regions, especially in the United States.
Labor Costs

When compensation levels of our employees increase, we may not be able to pass on such increased costs to our clients or do so on a timely basis, which tends to depress our operating profit margins if we cannot generate sufficient offsetting productivity gains. During the three months ended September 30, 2026, we continued to see increasing wage pressure in all of our geographies, partially driven by the global inflationary environment and labor shortages. We were able to offset some of these wage increases with improvements in agent quality and productivity, higher agent retention, and price increases under contractual cost-of-living adjustment provisions ("COLA"). Furthermore, our overall labor cost as a percentage of revenue during the three months ended September 30, 2026 was positively impacted by shifts in delivery locations from nearshore delivery centers to offshore centers. We continue to monitor the effects of our actions on revenue, client retention, service-delivery mix, and operating margins.
Delivery Location

We generate greater profit margins from services delivered from offshore and nearshore regions compared to services delivered from onshore locations. As a result, our operating margins are influenced by the proportion of our work delivered from these higher-margin locations. Over time we have expanded and further diversified our delivery network by adding facilities in these locations, offering a significant relative cost advantage. Our percentage of workstations in nearshore and offshore geographies is approximately 97% as of September 30, 2026. We regularly evaluate whether to procure additional space or enter into new markets as we continue to add employees and expand geographically to meet the demands of our business.

Provider Performance
Generally, our clients will allocate spend in favor of outsourcing providers who consistently perform better and add more value than their competitors. Such allocation of spend can either take place on a short-term basis as higher-performing providers are shielded by the client against demand volatility, or on a longer-term basis as the client shifts more and more of its overall outsourcing spend and volume to higher-performing providers. Our revenues have generally increased as a result of performance-based market share gains with our existing clients, as well as from new client wins.

New Client Wins

We have a strong track record of winning key new client accounts and as a result of our land and expand strategy, we have been successful in subsequently increasing our revenues with these clients period over period. Based on historical experience, our in-year new client wins have generated approximately 2.0x to 3.0x of initial-year revenue in the second and third years of the engagement.
Client Concentration
During the three months ended September 30, 2026, our largest client accounted for 9%, while our three largest clients accounted for 23%, of our consolidated revenues. We believe our client diversification is a strength and mitigates risk.

Pricing
Our revenues depend on both service volumes and unit pricing. Client pricing is often expressed in terms of a base price per minute or hour as well as, in limited cases, may include bonuses or penalties depending on our achievement of certain client objectives. During the fiscal year ended June 30, 2026 and the three months ended September 30, 2026, the tightening in the global labor market and corresponding wage inflation, as well as increasing facility expenses have resulted in us pursuing and successfully negotiating price increases or COLA with many of our clients.
The current economic environment is also encouraging our clients to consider locating more of their support offshore. Within our customer engagement solutions, pricing for services delivered from onshore locations is higher than pricing for services delivered from offshore locations, largely driven by higher wage levels in onshore locations. Accordingly, a shift in service delivery location to offshore locations results in a lower price for our clients and a decrease in total revenue; however, our margins tend to increase assuming comparable volumes.

Seasonality

Our business performance is subject to seasonal fluctuations. Seasonality may cause quarterly results to vary, and results for an individual quarter may not be indicative of full-year results or comparable with other quarters.

Results of Operations
The following summarizes the results of our operations for the three months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Period over Period Change
($000s)	2026	2025	($)	(%)
Revenue	$175,225	$151,179	$24,046	15.9%

Cost of services	121,963	106,577	15,386	14.4%
Selling, general and administrative	30,100	26,525	3,575	13.5%
Depreciation and amortization	4,871	4,378	493	11.3%
Income from operations	$18,291	$13,699	$4,592	33.5%

Interest income	171	30	141	470.0%
Interest expense	(199)	(217)	18	(8.3)%
Income before income taxes	$18,263	$13,512	$4,751	35.2%

Provision for income tax expense	(3,486)	(1,470)	(2,016)	137.1%
Net income	$14,777	$12,042	$2,735	22.7%

Three Months Ended September 30, 2026 and 2025

Revenue

Our revenue was $175.2 million for the three months ended September 30, 2026, an increase of $24.0 million, or 15.9%, compared to the prior year quarter. This increase was primarily driven by increases in our HealthTech vertical of $8.7 million, or 39.9%, Travel, Transportation & Logistics vertical of $3.5 million, or 16.4%, Retail & E-commerce vertical of $3.4 million, or 8.7%, Technology vertical of $1.2 million, or 9.8%, and Other vertical of $7.5 million, or 31.1%, due to growth in our digital acquisition business, compared to the prior year quarter. These increases were partially offset by a decrease in the FinTech vertical of $0.3 million, or 1.7%, compared to the prior year quarter.

As a percentage of total revenue, our HealthTech vertical increased to 17.5% compared to 14.5%, and our Other vertical increased to 18.1% compared to 16.0% during the prior year quarter. Conversely, our Retail & E-commerce vertical decreased to 24.6% compared to 26.3%, our Technology vertical decreased to 7.6% compared to 8.0%, and our FinTech vertical decreased to 9.3% compared to 11.0%. Our Travel, Transportation & Logistics vertical remained consistent at 14.1% compared to the prior year quarter.
Operating Expenses

Cost of services
Cost of services was $122.0 million during the three months ended September 30, 2026, an increase of $15.4 million, or 14.4%, compared to the prior year quarter. The increase in cost of services was primarily due to increases in payroll and related costs, reseller commissions and lead expenses, IT, and facility expenses.
Payroll and related costs were $87.1 million during the three months ended September 30, 2026, an increase of $9.1 million, or 11.7%, compared to the prior year quarter, due to additional headcount to support increased revenues during the current year quarter. As a percent of revenue, payroll costs decreased to 49.7% during the three months ended September 30, 2026, compared to 51.6% during the prior year quarter, reflecting the continuing trend towards lower cost, higher margin regions.

Reseller commissions and lead expenses were $11.5 million during the three months ended September 30, 2026, an increase of $3.2 million, or 38.1%, compared to the prior year quarter. These increases were primarily due to increases in the utilization of our third-party affiliates for inbound inquiries as well as search engine costs in connection with increased revenues in our higher margin digital sales and marketing efforts.

IT expenses were $4.1 million during the three months ended September 30, 2026, an increase of $2.1 million, or 107.1%, compared to the prior year quarter, primarily due to additional software and AI license fees.

Facility expenses were $14.1 million during the three months ended September 30, 2026, an increase of $1.1 million, or 8.3%, compared to the prior year quarter, primarily driven by expansions in our offshore regions and higher utility expenses during the current year quarter.

Selling, general and administrative expense ("SG&A")

SG&A expense was $30.1 million during the three months ended September 30, 2026, an increase of $3.6 million, or 13.5%, compared to the prior year quarter. The increase was driven by higher payroll and related costs of $2.3 million due to higher performance-based incentives and new hires to support growth, higher stock-based compensation expenses of $0.5 million primarily due to new grants issued during the prior year, higher IT expenses of $0.3 million due to additional software license fees, and unfavorable foreign currency impacts of $0.4 million.
Depreciation and amortization expense ("D&A")
D&A expense was $4.9 million during the three months ended September 30, 2026, an increase of $0.5 million, or 11.3%, compared to the prior year quarter. The increase was primarily due to higher depreciation in our offshore regions due to expansions and capital additions, partially offset by lower depreciation in our nearshore regions due to the closure of two nearshore sites during the prior year. As a percentage of revenue, D&A was 2.8% during the three months ended September 30, 2026, consistent with the prior year quarter.
Income from operations
Income from operations was $18.3 million during the three months ended September 30, 2026 compared to $13.7 million during the prior year quarter. The operating margin for the three months ended September 30, 2026 was 10.4%, up from 9.1% during the prior year quarter. These increases were primarily driven by margin expansion as we continued to realize growth in our higher margin offshore regions compared to the prior year quarter.
Interest income

Interest income during the three months ended September 30, 2026 was $0.2 million compared to $0.03 million during the prior year quarter and consisted primarily of income from invested funds.

Interest expense

Interest expense during the three months ended September 30, 2026 was $0.2 million, consistent with the prior year quarter, and consisted primarily of the commitment fee on the non-utilized portion of our existing credit facilities, amortization of deferred debt issuance costs, and interest on finance leases.
Provision for Income Taxes

Income tax expense was $3.5 million during the three months ended September 30, 2026, an increase of $2.0 million when compared with the prior year quarter, primarily due to higher pre-tax income in the current year quarter and a higher effective tax rate. The effective tax rate was 19.1% and 10.9% for the three months ended September 30, 2026 and 2025, respectively. The change in effective tax rates between these periods was primarily attributable to changes in revenue mix across our taxable jurisdictions and favorable discrete tax benefits recognized during the prior year quarter.

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

The following table provides a reconciliation of net income to adjusted net income, net income margin to adjusted net income margin, and diluted earnings per share to adjusted earnings per share for the periods presented:

	Three Months Ended September 30,		Period over Period Change
($000s, except per share amounts)	2026	2025	($)	(%)
Net income	$14,777	$12,042	$2,735	22.7%
Net income margin	8.4%	8.0%	0.5%	5.9%

Severance costs	—	159	(159)	(100.0)%
Foreign currency gains	(908)	(1,320)	412	(31.2)%
Stock-based compensation expense	2,937	2,550	387	15.2%
Total adjustments	$2,029	$1,389	640	46.1%
Tax impact of adjustments (1)	(374)	(297)	(77)	25.9%
Adjusted net income	$16,432	$13,134	3,298	25.1%
Adjusted net income margin	9.4%	8.7%	0.7%	7.9%

Diluted earnings per share	$0.99	$0.82	$0.16	19.6%
Per share impact of adjustments to net income	0.11	0.08	0.03	38.4%
Adjusted earnings per share	$1.10	$0.90	$0.19	21.2%

Weighted average diluted shares outstanding	14,995	14,609	386	2.6%

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
•EBITDA, adjusted EBITDA and adjusted EBITDA margin are not intended to be a measure of free cash flow for our discretionary use, as they do not reflect: (i) changes in, or cash requirements for, our working capital needs; (ii) debt service requirements; (iii) tax payments that may represent a reduction in cash available to us; and (iv) other cash costs that may recur in the future; and
•other companies, including companies in our industry, may calculate similarly titled measures differently, which reduces their usefulness as comparative measures.
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
The following table provides a reconciliation of net income to EBITDA and adjusted EBITDA and net income margin to adjusted EBITDA margin for the periods presented:

	Three Months Ended September 30,		Period over Period Change
($000s)	2026	2025	($)	(%)
Net income	$14,777	$12,042	$2,735	22.7%
Net income margin	8.4%	8.0%	0.5%	5.9%

Interest expense	199	217	(18)	(8.3)%
Income tax expense	3,486	1,470	2,016	137.1%
Depreciation and amortization	4,871	4,378	493	11.3%
EBITDA	$23,333	$18,107	$5,226	28.9%
Severance costs	—	159	(159)	(100.0)%
Interest income	(171)	(30)	(141)	470.0%
Foreign currency gains	(908)	(1,320)	412	(31.2)%
Stock-based compensation expense	2,937	2,550	387	15.2%
Adjusted EBITDA	$25,191	$19,466	$5,725	29.4%

Adjusted EBITDA margin	14.4%	12.9%	1.5%	11.7%

The period over period change and percentages are calculated based on exact amounts, and therefore may not recalculate exactly using rounded numbers as presented.
Net income margin

Net income margin was 8.4% for the three months ended September 30, 2026 compared to 8.0% during the prior year quarter. This increase was primarily driven by revenue growth in our higher margin offshore regions and digital acquisition business, as well as lower SG&A expenses as a percentage of revenue, partially offset by higher income tax expense, compared to the prior year quarter.

Adjusted EBITDA margin

Adjusted EBITDA margin was 14.4% for the three months ended September 30, 2026 compared to 12.9% during the prior year quarter. This increase was primarily driven by the aforementioned revenue growth in our higher margin offshore regions and lower SG&A expenses as a percentage of revenue.
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

	Three Months Ended September 30,		Period over Period Change
($000s)	2026	2025	($)	(%)
Net cash provided by operating activities	$16,326	$15,670	656	4.2%
Less: capital expenditures	7,165	7,639	(474)	(6.2)%
Free cash flow	$9,161	$8,031	1,130	14.1%

Net cash provided by operating activities during the three months ended September 30, 2026 was $16.3 million compared to $15.7 million during the prior year quarter. Free cash flow during the three months ended September 30, 2026 was $9.2 million compared to $8.0 million during the prior year quarter. The capital expenditures during the current quarter were driven by $4.6 million related to facilities expansions in our offshore regions and $2.6 million related to purchases of IT and telecommunications equipment to support growth.

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
Net cash is calculated below:

	September 30,	June 30,
($000s)	2026	2026	Period over Period Change
Cash and cash equivalents	$36,698	$32,566	$4,132	12.7%

Debt
Current	$872	$882	(10)	(1.1)%
Non-current	782	777	5	0.6%
Total debt	$1,654	$1,659	(5)	(0.3)%
Net cash	$35,044	$30,907	$4,137	13.4%

Liquidity and Capital Resources
As of September 30, 2026, our principal sources of liquidity were cash and cash equivalents totaling $36.7 million, cash flows from operations, and the unused availability under our existing credit facilities with HSBC Bank USA, National Association and HSBC Bank Middle East Limited ("HSBC UAE") (collectively, the "HSBC Credit Facilities" as defined and described below) of $68.3 million.
As of September 30, 2026, our total indebtedness was $1.7 million, consisting of our finance leases. We were in compliance with all debt covenants as of September 30, 2026. Refer to Note 5, "Debt" in the consolidated financial statements included in this Form 10-Q for additional information on our debt.
HSBC Credit Facilities
The HSBC Credit Facilities consist of the U.S. Credit Facility, the UAE Facilities, and the related amendments.

U.S Credit Facility
On September 8, 2026 (the “Amendment Effective Date”), the Company's subsidiary, Ibex Global Solutions Inc. ("Ibex US"), the Company, Ibex Global Limited, the other borrowers party thereto from time to time, the other guarantors party thereto from time to time, and the lenders party thereto from time to time entered into Amendment No. 1 (the “First Amendment”) to the Company's credit agreement with HSBC Bank USA, National Association, as administrative agent. This credit agreement provides for a $25 million secured revolving credit facility (the "U.S. Credit Facility"). The First Amendment extends the maturity date of the U.S. Credit Facility to the earlier of October 22, 2029 and the termination or maturity of the obligations under the Amended UAE Credit Agreement (as defined below).

In addition, the First Amendment provides that: (i) a closing fee at 0.20% of the facility is payable at the time of accepting the First Amendment; and (ii) a commitment fee at 0.30% per annum will be payable on the non-utilized portion of the U.S. Credit Facility.

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

UAE Facilities

On the Amendment Effective Date, Ibex Global FZ-LLC (the "UAE Company") entered into: (i) an amended facility offer letter (the “Amended FOL”); together with (ii) the general terms and conditions applicable to corporate banking credit facilities; and (iii) the letter of deviation (collectively, the “Amended UAE Credit Agreement”), in each case, with HSBC UAE. The Amended FOL provides for an increase in the total credit facility from $50,305,957 to $51,050,000, consisting of a committed $50 million post shipment seller revolving loan credit facility ("UAE Loan Facility"), a $1 million in bid and performance bond guarantees ("Bond Guarantees"), and a $50,000 commercial card facility ("Commercial Card Facility" and collectively, the “Amended UAE Facilities”). The final repayment date for the Amended UAE Credit Agreement was extended to October 22, 2029.

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

For a full description of the HSBC Credit Facilities, see Note 5, "Debt" to the consolidated financial statements.
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

The Board may authorize share repurchases of the Company’s common shares and the Company had multiple share repurchase plans during the three months ended September 30, 2026 and 2025. On May 11, 2026, the Board authorized $20 million in share repurchases for the next twelve months. During the three months ended September 30, 2026 and 2025, the Company repurchased 122,806 and 91,658 common shares, respectively, totaling $4.4 million and $2.7 million, respectively. All repurchases under these programs were funded with our existing cash balance.

The following discussion highlights our cash flow activities during the three months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Period over Period Change
($000s)	2026	2025	($)	(%)
Net cash inflow from operating activities	$16,326	$15,670	$656	4.2%
Net cash outflow from investing activities	(7,165)	(7,639)	474	(6.2)%
Net cash outflow from financing activities	(5,018)	(647)	(4,371)	675.6%

Cash and cash equivalents at the end of the period	$36,698	$22,694	$14,004	61.7%

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

As of September 30, 2026, we had cash and cash equivalents of $36.7 million, including $15.1 million located outside of the United States, and $1.8 million that is subject to certain local regulations on repatriation. As of June 30, 2026, we had cash and cash equivalents of $32.6 million, including $8.9 million located outside of the United States, and $3.6 million that is subject to certain local regulations on repatriation. The increase in our cash position as of September 30, 2026 is primarily due to higher cash flow from operating activities over the past year.

Cash Flows from Operating Activities

Net cash inflow from operating activities during the three months ended September 30, 2026 increased to $16.3 million compared to $15.7 million during the prior year quarter, which was driven by an increase in our revenues and profitability, partially offset by a higher use of working capital.
Cash Flows from Investing Activities

During the three months ended September 30, 2026 and 2025, we incurred expenditures of $7.2 million and $7.6 million, respectively, on investing activities. The capital expenditures during the current quarter were driven by $4.6 million related to facilities expansions in our offshore regions and $2.6 million related to purchases of IT and telecommunications equipment to support growth.
Cash Flows from Financing Activities
During the three months ended September 30, 2026 and 2025, we expended $5.0 million and $0.6 million, respectively, on financing activities. The net increase in cash used in financing activities of $4.4 million was primarily driven by an increase in share repurchase activities of $1.7 million, an increase in payments for taxes related to net share settlement of equity awards of $1.1 million, and lower cash receipts from stock transactions of $1.5 million, when compared to the prior year quarter.
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
Based upon our level of operations during the quarter ended September 30, 2026, a 10% appreciation or depreciation of the above local currencies against the U.S. dollar would have increased / (decreased) our expenses incurred and paid in the local currency as follows:

($ millions)	10% appreciation	10% depreciation
Philippine Peso	$3.7	$(3.0)
Jamaican Dollar	$0.8	$(0.7)
Pakistani Rupee	$1.8	$(1.5)
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
Interest rate risk
As of September 30, 2026, the Company’s exposure to interest rate risk related primarily to the HSBC Credit Facilities. Borrowings under the U.S. Credit Facility bear interest at a per annum rate equal to term SOFR plus 2%, or equal to alternate base rate plus 1%. Borrowings under the UAE Loan Facility bear interest at a per annum rate equal to 3-month term SOFR plus 2%. As of September 30, 2026, the Company did not have any outstanding balances on the HSBC Credit Facilities. Accordingly, a hypothetical 10% increase or decrease in SOFR would not cause a material increase or decrease in our interest expense over the next 12 months.

ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer recognize that these controls, no matter how well designed and operated, cannot provide absolute assurance that the objectives of these controls will be met.

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2026. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2026.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The Board may authorize share repurchases of the Company’s common shares and the Company had multiple share repurchase plans during the three months ended September 30, 2026 and 2025. Purchases made pursuant to these authorizations may be carried out through open market or privately negotiated transactions, including block transactions and Rule 10b5-1 trading plans, depending on market conditions and in accordance with applicable rules and regulations, at times and in such amounts as the Company deems appropriate. The actual timing, number, and dollar amount of repurchase transactions will be determined by management at its discretion and will depend on a number of factors including, but not limited to, the market price of the Company’s common shares, general market and economic conditions, and compliance with Rule 10b-18 and/or Rule 10b5-1 under the Exchange Act.
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

The following table provides information related to our purchases of our common shares during the three months ended September 30, 2026:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under 2026 Share Repurchase Program ($000s)
July 1 - 31, 2026	50,600	$34.10	50,600	$16,187
August 1 - 31, 2026	48,300	$36.53	48,300	$14,422
September 1 - 30, 2026	23,906	$38.55	23,906	$13,501
Total	122,806	$35.92	122,806

(1) The Average Price Paid per Share excludes broker commissions.

Recent Sales of Unregistered Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information

(c) Trading Plans

During the quarter ended September 30, 2026, the Company's directors and officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated (including by modification) a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as such terms are defined in Item 408 of Regulation S-K, as follows:

On September 15, 2026, Mr. Michael Darwal, the Company's Chief AI and Digital Officer, adopted a trading plan intended to satisfy Rule 10b5-1(c) to sell up to 2,883 shares of the Company's common shares between December 16, 2026 and September 16, 2027, subject to such shares reaching certain price points.

Item 6. Exhibits
EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description of Document	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith

10.1	Amendment No. 1 to Credit Agreement, dated September 8, 2026, by and among Ibex Global Solutions Inc., Ibex Limited, Ibex Global Limited, the other borrowers party thereto from time to time, the other guarantors party thereto from time to time, the lenders party thereto from time to time and HSBC Bank USA, National Association, as administrative agent	8-K	001-38442	10.1	9/10/2026

10.2A	Amended Facility Offer Letter, dated as of August 13, 2026, by and between HSBC Bank Middle East Limited and Ibex Global FZ-LLC	8-K	001-38442	10.2A	9/10/2026
10.2B	HSBC Bank Middle East Limited General Terms and Conditions Applicable to Corporate Banking Credit Facilities	8-K	001-38442	10.2B	9/10/2026

10.2C	Letter of Deviation, dated as of August 13, 2026, by and between HSBC Bank Middle East Limited and Ibex Global FZ-LLC	8-K	001-38442	10.2C	9/10/2026

10.2D	Security Agreement dated September 8, 2026 by and between HSBC Bank Middle East Limited and Ibex Global FZ-LLC	8-K	001-38442	10.2D	9/10/2026

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act					X

31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act					X

32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350					X

101.INS	Inline XBRL Instance Document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File (formatted in Inline XBRL and included as Exhibit 101)					X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IBEX LIMITED
(Registrant)

Date:	November 5, 2026	By:	/s/ Robert Dechant
Robert Dechant
Chief Executive Officer
(Principal Executive Officer)

Date:	November 5, 2026	By:	/s/ Taylor Greenwald
Taylor Greenwald
Chief Financial Officer
(Principal Financial and Accounting Officer)